Form 10-Q
period 2015-06-28
Fogo de Chao, Inc.
filed 2015-08-12
CIK 1627487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to ________

Commission File Number: 001-37450

FOGO DE CHAO, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	45-5353489
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14881 Quorum Drive Suite 750 Dallas, TX	75254
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (972) 960-9533

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐    No  ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a small reporting company)	Small reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of August 12, 2015, the registrant had 27,914,782 shares of common stock, $0.01 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Fogo de Chão, Inc.

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share and par value amounts)

	June 28,	December 28,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$24,980	$19,387
Accounts receivable	7,409	10,096
Inventories	5,015	5,456
Deferred tax assets	1,512	986
Prepaid expenses and other current assets	3,185	3,144
Total current assets	42,101	39,069
Property and equipment, net	112,629	113,206
Prepaid rent	522	656
Goodwill	213,789	220,316
Intangible assets, net	97,188	100,480
Other assets	4,412	3,442
Total assets (a)	$470,641	$477,169
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$24,306	$31,788
Current portion of long-term debt	—	4,788
Deferred revenue	4,202	4,857
Total current liabilities	28,508	41,433
Deferred rent	11,401	10,642
Long-term debt, less current portion	165,000	238,257
Deferred tax liabilities	16,252	29,982
Other noncurrent liabilities	1,245	1,396
Total liabilities (a)	222,406	321,710
Commitments and contingencies (Note 12)
Equity:
Fogo de Chão, Inc. shareholders' equity:
Preferred stock, $0.01 par value, 15,000,000 shares authorized, no shares issued and outstanding as of June 28, 2015; no shares authorized as of December 28, 2014	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized and 27,914,782 shares issued and outstanding as of June 28, 2015; 30,550,560 shares authorized and 22,813,378 shares issued and outstanding as of December 28, 2014	279	228
Additional paid-in capital	273,614	175,987
Accumulated earnings	14,712	7,586
Accumulated other comprehensive loss	(42,377)	(29,720)
Total Fogo de Chão, Inc. shareholders' equity	246,228	154,081
Noncontrolling interests	2,007	1,378
Total equity	248,235	155,459
Total liabilities and equity	$470,641	$477,169

(a)

Consolidated assets as of June 28, 2015 and December 28, 2014 include total assets of $2,895 and $1,455, respectively, attributable to joint venture that can only be used to settle the obligations of the joint venture. Consolidated liabilities as of June 28, 2015 included total liabilities of $532 attributable to the consolidated joint venture. There were no liabilities of the joint venture as of December 28, 2014. See Note 6.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Fogo de Chão, Inc.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except share and per share amounts)

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	June 28,	June 29,	June 28,	June 29,
	2015	2014	2015	2014
Revenue	$68,210	$68,542	$133,169	$129,859
Restaurant operating costs:
Food and beverage costs	20,747	20,779	39,911	39,326
Compensation and benefit costs	15,926	13,781	30,026	27,672
Occupancy and other operating expenses (excluding depreciation and amortization)	11,387	11,165	22,561	21,985
Total restaurant operating costs	48,060	45,725	92,498	88,983
Marketing and advertising costs	1,869	1,407	3,271	2,849
General and administrative costs	17,178	5,136	22,886	9,804
Pre-opening costs	478	450	1,481	1,238
Loss on extinguishment/modification of debt	5,991	3,090	5,991	3,090
Depreciation and amortization	3,133	2,988	6,137	5,725
Other operating (income) expense, net	(55)	(44)	(168)	(113)
Total costs and expenses	76,654	58,752	132,096	111,576
Income (loss) from operations	(8,444)	9,790	1,073	18,283
Other income (expense):
Interest expense, net	(3,663)	(4,619)	(7,420)	(9,381)
Other income (expense), net	7	—	5	(4)
Total other income (expense), net	(3,656)	(4,619)	(7,415)	(9,385)
Income (loss) before income taxes	(12,100)	5,171	(6,342)	8,898
Income tax expense (benefit)	(14,581)	1,486	(13,329)	2,451
Net income	2,481	3,685	6,987	6,447
Less: Net income (loss) attributable to noncontrolling interest	20	—	(139)	—
Net income attributable to Fogo de Chão, Inc.	$2,461	$3,685	$7,126	$6,447
Net income	$2,481	$3,685	$6,987	$6,447
Other comprehensive income (loss):
Currency translation adjustment	2,743	3,417	(12,587)	6,512
Total other comprehensive income (loss)	$2,743	$3,417	$(12,587)	$6,512
Comprehensive income (loss)	5,224	7,102	(5,600)	12,959
Less: Comprehensive loss attributable to noncontrolling interest	(35)	—	(69)	—
Comprehensive income (loss) attributable to Fogo de Chão, Inc.	$5,259	$7,102	$(5,531)	$12,959
Earnings per common share attributable to Fogo de Chão, Inc.:
Basic	$0.11	$0.16	$0.31	$0.28
Diluted	$0.10	$0.16	$0.30	$0.28
Weighted average common shares outstanding:
Basic	23,120,019	22,669,508	22,974,204	22,669,508
Diluted	23,852,895	22,999,454	23,472,964	22,988,074

The accompanying notes are an integral part of these condensed consolidated financial statements.

Fogo de Chão, Inc.

Unaudited Condensed Consolidated Statement of Shareholders’ Equity

(in thousands, except share amounts)

			Additional	Accumulated	Accumulated Other	Fogo de Chão, Inc.
	Common Stock		Paid-In	(Deficit)	Comprehensive	Shareholders'	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Loss	Equity	Interests	Equity
December 29, 2013	22,669,548	$227	$175,223	$(9,969)	$(15,159)	$150,322	$—	$150,322
Net income	—	—	—	6,447	—	6,447	—	6,447
Share-based compensation	—	—	378	—	—	378	—	378
Currency translation adjustment, net of tax benefit of $0	—	—	—	—	6,512	6,512	—	6,512
June 29, 2014	22,669,548	$227	$175,601	$(3,522)	$(8,647)	$163,659	—	$163,659
Net income (loss)	—	—	—	11,108	—	11,108	(282)	10,826
Restricted shares vested	143,830	1	(1)	—	—	—	—	—
Share-based compensation	—	—	387	—	—	387	—	387
Currency translation adjustment on unremitted earnings	—	—	—	—	393	393	—	393
Currency translation adjustment, net of tax benefit of $0	—	—	—	—	(21,466)	(21,466)	(121)	(21,587)
Contribution from noncontrolling interests	—	—	—	—	—	—	1,781	1,781
December 28, 2014	22,813,378	$228	$175,987	$7,586	$(29,720)	$154,081	$1,378	$155,459
Net income (loss)	—	—	—	7,126	—	7,126	(139)	6,987
Issuance of common stock	27,876	—	301	—	—	301	—	301
Issuance of common stock in connection with IPO, net of transaction costs	5,073,528	51	91,232	—	—	91,283	—	91,283
Share-based compensation	—	—	6,094	—	—	6,094	—	6,094
Currency translation adjustment	—	—	—	—	(12,657)	(12,657)	70	(12,587)
Contribution from noncontrolling interests	—	—	—	—	—	—	698	698
June 28, 2015	27,914,782	$279	$273,614	$14,712	$(42,377)	$246,228	$2,007	$248,235

The accompanying notes are an integral part of these condensed consolidated financial statements.

Fogo de Chão, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Twenty-Six Week Periods Ended
	June 28,	June 29,
	2015	2014
Cash flows from operating activities:
Net income	$6,987	$6,447
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization of property and equipment	5,999	5,580
Amortization of definite-lived intangibles	138	145
Amortization of favorable/unfavorable leases	(91)	(91)
Amortization of debt issuance costs	164	172
Amortization original issue discount	549	666
Loss on debt extinguishment/modification	5,991	3,090
Deferred income taxes	(14,256)	1,220
Share-based compensation expense	6,094	378
Loss on disposal of property and equipment	38	—
Changes in operating assets and liabilities:
Accounts receivable	1,704	1,284
Prepaid expenses and other assets	(284)	243
Inventories	96	205
Accounts payable and accrued expenses	(4,632)	(11,193)
Accrued interest	(3,531)	(901)
Deferred revenue	(620)	(641)
Deferred rent and tenant allowance	1,136	1,353
Net cash flows provided by operating activities	5,482	7,957
Cash flows from investing activities:
Capital expenditures	(7,034)	(9,817)
Net cash flows used in investing activities	(7,034)	(9,817)
Cash flows from financing activities:
Proceeds from term loan, net of discount	—	224,574
Debt issuance costs	(2,396)	(784)
Repayment on term loans, Senior Credit Facility	(3,349)	(225,612)
Payoff of term loans, Senior Credit Facility	(245,085)	—
Pre-payment premium and fees, payoff, Senior Credit Facility	(326)	—
Borrowings on 2015 Credit Facility	165,000	—
Borrowings on revolver	—	7,000
Proceeds from the issuance of common stock	301	—
Proceeds from the issuance of common stock sold in initial public offering, net of underwriter fees	94,368	—
Payments of initial public offerings costs	(1,514)
Contribution from noncontrolling interest	698	—
Net cash flows provided by financing activities	7,697	5,178
Effect of foreign exchange rates on cash and cash equivalents	(552)	431
Net increase in cash and cash equivalents	5,593	3,749
Cash and cash equivalents at beginning of period	19,387	16,010
Cash and cash equivalents at end of period	$24,980	$19,759
Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest	$14,146	$9,294
Income taxes, net of refunds	$1,126	$1,228
Non-cash activities:
Capital expenditures included in accounts payable and accrued expenses	$375	$551
Initial public offering costs included in accounts payable and accrued expenses	$1,287	$—
Debt issuance costs included in accounts payable and accrued expenses	$465	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Fogo de Chão, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

1. Description of Business

Fogo de Chão, Inc. and subsidiaries (the “Company”) operates upscale Brazilian churrascaria steakhouses under the brand of Fogo de Chão. As of June 28, 2015, the Company operated, through its subsidiaries, 26 restaurants in the United States and 10 restaurants in Brazil and one joint venture restaurant in Mexico.

Fogo de Chão, Inc. is a holding company with no assets or operations of its own. The Company owns 100% of Brasa (Purchaser) Inc. (“Brasa Purchaser”), which owns 100% of Brasa (Holdings) Inc. (“Brasa Holdings”). Brasa Holdings owns 100% of Fogo de Chão (Holdings) Inc. (“Fogo Holdings”), which owns the Company’s domestic and foreign operating subsidiaries.

On June 24, 2015, the Company completed an initial public offering (the "IPO") of 5,073,528 shares of common stock at a price to the public of $20.00 per share, which included 661,764 shares sold to the underwriters pursuant to their option to purchase additional shares. After underwriters’ discounts and commissions and offering costs, the Company received net proceeds from the offering of approximately $91,283. Proceeds from the offering were used to repay borrowings under the Company’s credit facility (see Note 7).

In connection with the closing of the IPO, the Company effected a stock split pursuant to which each share held by the holder of common stock was reclassified into 25.4588 shares. All share and per share data have been retroactively restated in the accompanying financial statements, and in the accompanying notes which are an integral part of the financial statements, to give effect to the stock split.

2. Basis of Presentation

Interim Financial Statements

Certain information and footnote disclosures normally included in audited consolidated financial statements presented in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (the “SEC”). Due to the seasonality of the Company’s business, results for any interim financial period are not necessarily indicative of the results that may be achieved for a full fiscal year. In addition, quarterly results of operations may be impacted by the timing and amount of sales and costs associated with the opening of new restaurants. These interim unaudited consolidated financial statements should be read in conjunction with the Company’s annual financial statements for the fiscal year ended December 28, 2014, included in the Company’s final prospectus filed on June 19, 2015. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements, and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the results for the interim periods presented.

Principles of Consolidation

The accompanying consolidated financial statements include the assets, liabilities and results of operations of the Company, as well as consolidated joint ventures for which the Company has determined that it is the primary beneficiary. All intercompany balances and transactions have been eliminated in the consolidated financial statements.

Accounting Year

The Company uses a 52/53 week fiscal year convention whereby its fiscal year ends each year on the Sunday that is closest to December 31 of that year. Each fiscal year generally is comprised of four 13-week fiscal quarters, although in the years with 53 weeks the fourth quarter represents a 14-week period. Fiscal year 2015 will include 53 weeks of operations. Fiscal year 2014 included 52 weeks of operations.

Fogo de Chão, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

3. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions, such as the valuation of long-lived, definite and indefinite-lived assets, estimated useful lives of assets, the reasonably assured lease terms of operating leases, valuation of the workers’ compensation and Company-sponsored employee health insurance program liabilities, the fair value of share-based compensation, and deferred tax valuation allowances, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Capitalized Interest

Direct and certain related indirect costs of construction, including interest, are capitalized in conjunction with construction and development projects. These costs are included in property and equipment and are amortized over the life of the related building and leasehold interest. The Company capitalized no interest during the thirteen week period ended June 28, 2015, capitalized interest of $31 during the twenty-six week period ended June 28, 2015, and capitalized $27 and $109 during the thirteen and twenty-six week periods ended June 29, 2014, respectively.

Deferred Initial Public Offering Costs

As of December 28, 2014, the Company had deferred $1,041 of IPO related costs. Deferred IPO costs, which primarily consisted of direct, incremental legal, accounting and other professional fees relating to the IPO, are included in other assets (noncurrent) in the consolidated balance sheet. These deferred costs were offset against the IPO proceeds upon the consummation of the offering during the second quarter of Fiscal 2015.

Fair Value

As of June 28, 2015 and December 28, 2014, the fair value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and other current liabilities approximated their carrying value due to their short-term nature. The carrying amounts of the long-term debt approximate fair value as interest rates vary with the market interest rates and negotiated terms and conditions are consistent with current market rates.

Revenue

Revenue from restaurant sales is recognized when food and beverage products are sold and is presented net of employee meals and complimentary meals. Proceeds from the sale of gift cards that do not have expiration dates are recorded as deferred revenue at the time of the sale and recognized as revenue when the gift card is redeemed by the holder. The portion of gift cards sold which are never redeemed is commonly referred to as gift card breakage. The Company recognizes gift card “breakage” revenue for gift cards when the likelihood of redemption becomes remote and the Company determines there is no legal obligation to remit the value of the unredeemed gift cards to governmental agencies. The Company estimates the gift card breakage rate based upon the pattern of historical redemptions. Prior to the third quarter of Fiscal 2014, the Company did not recognize any breakage revenue because it did not have sufficient historical data to allow management to reasonably estimate a pattern of historical redemptions. During the third quarter of Fiscal 2014, the Company concluded it had accumulated sufficient historical data from a large pool of homogeneous transactions to allow management to reasonably and objectively determine an estimated pattern of historical gift card redemptions. Accordingly, the Company accounted for this change prospectively as a change in estimate and recorded an adjustment during the third quarter of Fiscal 2014 to recognize previously unrecognized breakage revenue in the amount of $684 on gift cards whose likelihood of redemption was determined to be remote. During the fourth quarter of Fiscal 2014 the Company recognized an additional $195 in gift card breakage revenue. The Company recognized $17 and $31 in gift card breakage revenue during the thirteen and twenty-six week periods ended June 28, 2015, respectively.

Insurance Reserves

Beginning in Fiscal 2013, the Company is self-insured for certain losses related to workers’ compensation claims and Company-sponsored employee health insurance programs. The Company estimates the accrued liabilities for all self-insurance programs at the end of each reporting period. Accrued liabilities include the estimated incurred but unreported costs to settle unpaid claims. To limit

Fogo de Chão, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

exposure to losses, the Company maintains stop-loss coverage through third-party insurers. The deductibles range from approximately $200 to $250 per claim. The accrued liability attributable to all self-insurance programs was $1,447 and $1,230 as of June 28, 2015 and December 28, 2014, respectively, and is included in accounts payable and accrued expenses in the consolidated balance sheets. The estimated liability is not discounted and is based on a number of assumptions and factors, including historical trends and actuarial assumptions.

Variable Interest Entities (“VIEs”)

The Company consolidates VIEs in which the Company is deemed to have a controlling interest as a result of the Company having both the power to direct the activities that significantly impact the entity’s economic performance and the right to receive the benefits that could potentially be significant to the VIE. If the Company has a controlling interest in a VIE, the assets, liabilities, and results of the operations of the variable interest entity are included in the consolidated financial statements.

Segment Reporting

Fogo de Chão, Inc. owns and operates full-service, Brazilian steakhouses in the United States and Brazil using a single restaurant concept and brand. Each restaurant under the Company’s single global brand operates with similar types of products and menu, providing a continuous service style, similar contracts, customers and employees, irrespective of location. ASC 280, “Segment Reporting” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company’s segments consist of two operating segments: United States and Brazil. The Company’s joint venture in Mexico is included in the United States for segment reporting purposes as the operations of the joint venture are monitored by the United States segment management.

Concentration Risk

The Company previously relied on three food distributors for the majority of its beef and grocery purchases for its operations in the United States and Brazil and, effective Fiscal 2015, now relies on one distributor for substantially all of its beef purchases for its operations in the United States. However, the products purchased through this distributor are widely available at similar prices from multiple distributors. The Company does not anticipate any risk to the business in the event that one or all of these distributors is no longer available to provide their goods or services. However, a change in suppliers could potentially result in different costs.

4. Recent Accounting Standards

Recently Adopted Accounting Standards

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU No. 2014-08 improves the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. Prior to ASU No. 2014-08, many disposals, some of which may have been routine in nature and not a change in an entity’s strategy, were reported in discontinued operations. Additionally, the amendments in this ASU require expanded disclosures for discontinued operations. The amendments in this ASU also require an entity to disclose the pretax profit or loss of an individually significant component of an entity that does not qualify for discontinued operations reporting. The ASU is effective for annual financial statements with years that begin on or after December 15, 2014. The Company adopted this guidance effective December 29, 2014, which was the first day of the Company’s 2015 fiscal year. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

Recently Issued Accounting Standards

Recent accounting pronouncements not included below are not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” The core principle of the standard is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that

Fogo de Chão, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU will replace most existing revenue recognition guidance in GAAP. New qualitative and quantitative disclosure requirements aim to enable financial statement users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The ASU permits the use of either the retrospective or cumulative effect transition method. In July 2015, the FASB decided to delay the effective date of ASU 2014-09 by one year. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. The Company has not yet selected a transition method or determined the effect, if any, that this ASU will have on its consolidated financial statements and related disclosures.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” ASU 2014-15 will require management to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern for one year from the date the financial statements are issued. The new standard is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company will be required to adopt this new standard in Fiscal 2016. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-2, “Consolidation (Topic 820): Amendments to the Consolidation Analysis.” ASU 2015-2 provides a revised consolidation model for all reporting entities to use in evaluating whether they should consolidate certain legal entities. All legal entities will be subject to reevaluation under this revised consolidation model. The revised consolidation model, among other things, (i) modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, (ii) eliminates the presumption that a general partner should consolidate a limited partnership, and (iii) modifies the consolidation analysis of reporting entities that are involved with VIEs through fee arrangements and related party relationships. ASU 2015-2 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. The Company will be required to adopt this new standard in Fiscal 2016. The Company is currently in the process of evaluating what impact, if any, the adoption of this ASU will have on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. It is effective for fiscal years, and interim reporting periods within those fiscal years, beginning after December 15, 2015. The Company will be required to adopt this new standard in the first quarter of Fiscal 2016. The new guidance will be applied retrospectively to each prior period presented. The Company is currently in the process of evaluating the impact of adoption of this ASU on its consolidated balance sheets.

5. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	June 28,	December 28,
	2015	2014
Accounts payable	$8,745	$10,590
Deferred rent (current)	683	309
Payroll and payroll related	8,438	9,975
Interest payable	56	3,587
Sales and beverage taxes payable	1,327	1,971
Self-insurance reserves	1,447	1,230
Income and other taxes payable	894	1,018
Other accrued expenses	2,716	3,108
Total	$24,306	$31,788

Fogo de Chão, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

6. Joint Ventures

Mexico

On July 1, 2014, the Company entered into a joint venture agreement with Minajaro, S.A. de C.V. (“Minajaro,” and together with the Company, the “Parties”), a non-related party, to form JV Churrascaria Mexico, S. de R.L. de C.V. (the “Minajaro JV), for the purposes of jointly developing, constructing and operating Brazilian style steakhouses under the “Fogo de Chão” name in certain locations in Mexico. Pursuant to the joint venture agreement, the Company owns 51% of the ownership interests in the joint venture and is entitled to receive 50% of the profits of the joint venture after the Parties recoup their initial contributions. The Company is also entitled to a license fee equal to a percentage of the annual gross revenue of each restaurant developed, constructed or operated by the Minajaro JV.

The Company determined that it is the primary beneficiary of the joint venture since the Company will have the power to direct activities that significantly impact the entity on a day-to-day basis. These activities include, but are not limited to having an affirmative vote over key operating decisions of the joint venture.

In May of 2015, the Minajaro JV opened its first restaurant in Mexico City. Fogo Holdings recognized $37 in license fee income during the thirteen and twenty-six week periods ended June 28, 2015. This income, and the related expense recognized by the Minajaro JV, are eliminated in consolidated net income (loss).The license fee expense, recognized by the Minajaro JV, is included in net income (loss) attributable to the noncontrolling interest. The license fee income, recognized by Fogo Holdings, is included in net income (loss) attributable to Fogo de Chão, Inc.

Net income (loss) from the Minajaro JV for the thirteen and twenty-six week periods ended June 28, 2015, have been allocated to the Company’s joint venture partner in accordance with the terms of the joint venture agreement. The assets of the consolidated joint venture are restricted for use only by the joint venture and are not available for the Company’s general operations.

As of June 28, 2015, all net assets of the Minajaro JV have been contributed and are owned by the Company’s joint venture partner and, as a result, have been allocated to the noncontrolling interest in the Minajaro JV.

The following table presents the consolidated assets and liabilities of the Minajaro JV included within the Company’s consolidated balance sheets as of June 28, 2015 and December 28, 2014, respectively:

	June 28, 2015	December 28, 2014
Cash and cash equivalents	$313	$—
Accounts receivable	73	—
Inventories	112	—
Prepaid expenses and other assets	774	469
Property and equipment, net	1,623	986
Total assets	$2,895	$1,455
Accounts payable and accrued expenses	$888	$77
Total liabilities	888	77
Noncontrolling interest	2,007	1,378
Total owners' equity	2,007	1,378
Total liabilities and owners' equity	$2,895	$1,455

Accounts payable include $356 and $77 due to the Company as of June 28, 2015 and December 28, 2014, respectively, and are eliminated in consolidation.

Middle East

During the first quarter of Fiscal 2015, a wholly-owned subsidiary of the Company entered into a shareholders agreement with FDC Global Holdings B.V., a non-related party owned by the Enany Group, to form FD Restaurants Ltd., a Cayman Islands exempted company (the “Middle East Venture”), for the purposes of jointly developing, constructing and operating Brazilian style steakhouses under the “Fogo de Chão” name in certain locations in the United Arab Emirates, Qatar, Kuwait, Oman, Bahrain, the Kingdom of

Fogo de Chão, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

Saudi Arabia and Lebanon. Pursuant to the agreement, the Company will own 51% of the ownership interests in the Middle East Venture and will be entitled to receive 50% of the profits of the Middle East Venture after the parties recoup their initial contributions. The Company will be entitled to a license fee equal to a percentage of the annual gross revenue of each restaurant developed, constructed or operated by the Middle East Venture. The Company accounts for its investment in the Middle East Venture under the equity method as it has determined that it does not have a controlling interest in the Middle East Venture since the Company will not have the power to direct activities that significantly impact the Middle East Venture on a day-to-day basis, but does have the ability to exercise significant influence. The Company’s consolidated financial statements do not include any amounts of license fee revenue attributable to the Middle East Venture, as the construction of restaurants included in the joint venture are currently in process. As of June 28, 2015, the Company has no basis in the Middle East Venture as it has not contributed any capital to the entity.

7. Long-Term Debt

Long-term debt consists of the following:

	June 28,	December 28,
	2015	2014
Senior Credit Facility:
Term Loan A	$—	$223,434
Term Loan B	—	25,000
2015 Credit Facility:
Revolving Credit Facility	165,000	—
	165,000	248,434
Debt discount	—	(5,389)
Line of credit (Senior Credit Facility)	—	—
	165,000	243,045
Less: Current portion of long-term debt	—	(4,788)
Long-term debt, less current portion	$165,000	$238,257

On June 24, 2015, in connection with the closing of the IPO, the Company refinanced its existing credit facility (the “Senior Credit Facility”) and Brasa (Holdings) Inc., an indirect subsidiary of the Company, as the borrower (the “Borrower”) and Brasa (Purchaser) Inc., a direct subsidiary of the Company, entered into a new credit facility (the “2015 Credit Facility”).

Upon the closing of the IPO, the Company drew down $165,000 under the 2015 Credit Facility and used those borrowings, along with the net proceeds from the IPO, to repay the outstanding existing debt under the Senior Credit Facility. The Company recorded a loss on the extinguishment of $5,991, which included the write-off of unamortized debt issuance costs of $825 and original issue discount of $4,840. In addition, the Company was required to pay a $250 pre-payment premium on Term Loan B and $76 in legal and other expenses directly attributable to the extinguishment.

The Company had previously amended its Senior Credit Facility in April 2014, which resulted in a modification of the existing Term Loan A. The Company recorded a loss on modification of $3,090.

Senior Credit Facility

The Company’s Senior Credit Facility consisted of two term loans (Term Loan A and Term Loan B) and a revolving line of credit. Term Loan A principal was due in quarterly installments and bore interest quarterly, at 3-month LIBOR plus a spread of 4.00% with a LIBOR floor value of 1.00%. The maturity date of Term Loan A was July 20, 2019. Term Loan B had a maturity date of January 20, 2020 and bore interest at LIBOR plus a spread of 9.50% with a LIBOR floor value of 1.50%. The revolving line of credit bore interest at a rate of LIBOR plus a spread of 4.00% and had a maturity date of July 20, 2017. Additionally, the Company paid a commitment fee on the unused portion of the revolving line of credit at a rate of 0.50%.

The Company was required to maintain certain financial covenants as defined in the credit facility agreement. Under the terms of the agreement, various remedies existed for the lender should the terms of the covenants not be met, including changes in interest rates and other fees or charges. The Company was in compliance with these covenants at December 28, 2014.

Fogo de Chão, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

Under the terms of the Senior Credit Facility agreement, the Company was required to make mandatory prepayments in the event of Excess Cash Flows, as defined in the credit facility agreement. The Company reclassified $1,938 at December 28, 2014 of long-term debt to current as a result of this provision. The Company made this mandatory prepayment as required.

Brasa Holdings was the sole issuer of all of the outstanding debts and revolving line of credit of the Senior Credit Facility. The Senior Credit Facility was secured by substantially all assets of Brasa Holdings and its subsidiaries.

2015 Credit Facility

The 2015 Credit Facility provides for (i) a $250,000 revolving credit facility (the “Revolving Credit Facility”) and (ii) incremental facilities that may include (A) one or more increases to the amount available under the Revolving Credit Facility, (B) the establishment of one or more new revolving credit commitments and/or (C) the establishment of one or more term loan commitments. The loans under the Revolving Credit Facility mature on June 24, 2020.

At the Company’s option, loans under the Revolving Credit Facility may be Base Rate Loans or Eurodollar Rate Loans (each as defined in the credit agreement) and bear interest at a Base Rate or Eurodollar Rate (each as defined in the credit agreement), respectively, plus the Applicable Rate (as defined in the credit agreement). The Base Rate is a fluctuating rate per annum equal to the highest of (i) the Federal Funds Rate in effect on such day plus 0.5%, (ii) the Prime Rate and (iii) the Eurodollar Rate applicable for an Interest Period of one (1) month plus 1.00%. The Eurodollar Rate is a rate per annum determined for the applicable interest period by reference to the London interbank offered rate administered by ICE Benchmark Administration and displayed by Reuters (or, if not available for any interest period, an interpolated rate determined by the Administrative Agent).

The Applicable Rate will be (i) in the case of any Base Rate Loan (including Swingline Loans), 1.00% and (ii) in the case of any Eurodollar Rate Loan, 2.00%; provided that, following delivery of financial statements pursuant to the credit agreement for the first full fiscal quarter ending after the closing date, the “Applicable Rate” for any Base Rate Loans (including Swingline Loans) or Eurodollar Rate Loan shall be between 50 and 150 basis points with respect to Base Rate Loans and between 150 and 250 basis points with respect to Eurodollar Rate Loans, depending on the Total Rent Adjusted Leverage Ratio (as defined in the credit agreement).

The Borrower and its restricted subsidiaries are subject to affirmative, negative and financial covenants, and events of default customary for facilities of this type (with customary grace periods, as applicable, and lender remedies). The covenants, among other things, restrict, subject to certain exceptions, the Borrower’s and each of its restricted subsidiary’s ability to (i) incur additional indebtedness, (ii) issue stock, (iii) create liens on assets, (iv) engage in mergers or consolidations, (v) sell assets, (vi) make investments, loans or advances, (vii) make certain acquisitions, (viii) engage in certain transactions with affiliates, (ix) authorize or pay dividends, (x) enter into certain restrictive agreements and (xi) change lines of business or fiscal year. In addition, the Borrower will be required to maintain two financial covenants, which include a maximum Total Rent Adjusted Leverage Ratio (at levels that may vary by quarter until maturity) and a minimum Consolidated Interest Coverage Ratio. Beginning with the third quarter ending September 27, 2015, these required ratios will be 5.50 to 1 and 2.00 to 1, respectively. The Company was in compliance with these covenants at June 28, 2015.

Because the Company is not required to make principal payments on any outstanding balance under the Revolving Credit Facility until June 24, 2020, any outstanding balance is reported as non-current in the Company’s consolidated balance sheet as a component of long-term debt.

As of June 28, 2015, the Company had five letters of credit outstanding for a total of $2,373 and $82,627 of available borrowing capacity under the 2015 Credit Facility.

Debt Issuance Costs

Costs incurred in connection with the issuance of long-term debt are amortized to interest expense using the effective interest rate method over the term of the related credit facility. Remaining unamortized debt issuance costs were $2,860 and $989 at June 28, 2015 and December 28, 2014, respectively. These balances are included in other assets (noncurrent) in the consolidated balance sheets. Upon the extinguishment of the Senior Credit Facility (discussed above) all remaining unamortized debt issuance costs attributable to the Senior Credit Facility were expensed as a component of the loss on the debt extinguishment.

Fogo de Chão, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

8. Share-Based Compensation

In 2012, the Company established its 2012 Omnibus Equity Incentive Plan (the “2012 Plan”). Prior to the IPO, the Company granted share-based awards pursuant to the 2012 Plan. In connection with the IPO, the Company adopted its 2015 Omnibus Incentive Plan (the “2015 Plan”). All outstanding equity awards under the 2012 Plan will remain outstanding under the 2012 Plan and will be governed by the 2012 Plan and their respective award agreements.

The 2012 Plan provides for the Company to sell or issue restricted common stock or to grant stock options, stock appreciation rights or other share-based awards to employees, members of the board of directors and consultants of the Company. Each award will be subject to the terms and conditions set forth in the 2012 Plan and to those other terms and conditions specified in the underlying award agreement. Under the 2012 Plan, a maximum of 2,291,296 shares of common stock are reserved for issuance of stock-based awards.

Awards granted under the 2015 Plan may consist of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, and other share-based awards and cash awards. Each award will be subject to the terms and conditions set forth in the 2015 Plan and to those other terms and conditions specified in the underlying award agreement. The 2015 Plan authorizes up to 1,200,000 shares of common stock for issuance pursuant to the terms of the 2015 Plan.

Both the 2012 Plan and the 2015 Plan are administered by the board of directors of Fogo de Chão, Inc., or at the discretion of the board of directors, by a committee of the board. The exercise prices, vesting and other restrictions are determined at the discretion of the board of directors, or a committee of the board, as applicable, except that the exercise price per share of stock options may not be less than 100% of the fair market value of the share of common stock on the date of grant and the term of the stock option may not be greater than ten years (the maximum allowed contractual life).

Stock Options

Stock options granted under the 2012 Plan were typically granted to employees in two tranches, each with separate exercise prices. The exercise price for the first tranche was based on the fair value of common stock on the date of grant, and the exercise price of the second tranche was typically 200% of the fair value of common stock on the date of grant. These options typically vest upon both (i) the completion of a four or five year vesting period and (ii) the satisfaction of a Liquidity Event, as that term is defined in the stock option award agreement. Under the terms of the option award agreement, a Liquidity Event is defined as the earlier to occur of (i) a change in control transaction or (ii) an initial public offering. As the completion of a Liquidity Event cannot be considered probable until it occurs, no expense associated with these awards was recorded until the Liquidity Event occurred. Upon the closing of the IPO, options for the purchase of 783,606 shares of common stock vested as a result of the satisfaction of the Liquidity Event vesting condition. The Company recognized $5,658 of compensation expense associated with these options.

During the first quarter of Fiscal 2015, the Company granted stock options for the purchase of 2,316 shares of common stock with an exercise price of $10.78. The fair value of each option on the date of grant was $3.29. These options were fully vested and exercisable immediately upon grant to the individual. As there is no other time, performance or market conditions related to these stock options, the Company recognized the full $8 of compensation expense associated with these awards during the first quarter of Fiscal 2015. These stock options were granted under the 2012 Plan.

During the second quarter of Fiscal 2015, the Company granted stock options for the purchase of 138,200 shares of common stock with an exercise price of $20.00. The fair value of each option on the date of grant was $6.55. Each stock option grant was immediately vested 20% on the grant date and continues to vest 20% on each of the first four anniversaries of the grant date, subject to the participant’s continued service with the Company through each such anniversary date. The Company recognized $181 of compensation expense associated with these awards during the second quarter of Fiscal 2015. These stock options were granted under the 2015 Plan.

Fogo de Chão, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

The fair values of the stock options granted, during the first and second quarters of Fiscal 2015, were estimated on the date of grant using the Black-Scholes option-pricing model. The following table sets forth the assumptions that the Company used to determine the fair value of the stock options granted, presented on a weighted-average basis:

Assumptions:
Expected term (in years)	6.0
Risk-free interest rate	1.86%
Volatility	30%
Dividend yield	0%

Prior to the IPO, the Company was a privately held company and accordingly lacks sufficient company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on the historical volatility of a publicly-traded group of peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar options, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

The following table summarizes the Company’s stock option activity from December 28, 2014 through June 28, 2015:

	Shares	Weighted Average Exercise Price
Outstanding at December 28, 2014	2,245,474	$10.21
Granted	140,516	$19.85
Exercised	—	—
Forfeited	(50,408)	$13.04
Outstanding at June 28, 2015	2,335,582	$10.73
Vested (and exercisable) at June 28, 2015	831,406	$10.31
Unvested at June 28, 2015	1,504,176	$10.97

As of June 28, 2015, the Company had an aggregate of $2,167 of unrecognized share-based compensation cost related to outstanding stock options, which is expected to be recognized over a weighted average period of 3.3 years.

Restricted Stock

The Company has granted restricted common stock with time-based vesting conditions. Unvested shares of restricted common stock may not be sold or transferred by the holder. These restrictions lapse according to the time-based vesting conditions of each award which is typically between two and four years.

The following table summarizes the Company’s restricted stock activity from December 28, 2014 through June 28, 2015:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Outstanding at December 28, 2014	315,451	$7.69
Issued	2,316	$10.78
Vested	—	—
Forfeited	—	—
Outstanding at June 28, 2015	317,767	$7.71

Fogo de Chão, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

As of June 28, 2015, the Company had an aggregate of $444 of unrecognized share-based compensation cost related to outstanding restricted common stock, which is expected to be recognized over a weighted average period of 1.7 years.

Share-Based Compensation Expense

The Company recorded share-based compensation expense related to stock options and restricted stock in the following expense categories in its statements of operations and comprehensive income (loss):

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	June 28,	June 29,	June 28,	June 29,
	2015	2014	2015	2014
Restaurant operating expenses	$1,520	$94	$1,576	$188
General and administrative	4,444	95	4,518	190
Total	$5,964	$189	$6,094	$378

Shares Available

As of June 28, 2015, 83,835 and 1,061,800 shares remained available for future issuance under the 2012 Plan and 2015 Plan, respectively.

9. Earnings Per Share

Basic earnings per share is calculated by dividing net income attributable to Fogo de Chão, Inc. by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is calculated by dividing net income attributable to Fogo de Chão, Inc. by the weighted-average number of shares of common stock outstanding adjusted to give effect to potentially dilutive securities. Potentially dilutive securities include shares of common stock underlying stock options and unvested restricted stock. The following table sets forth the computations of basic and dilutive earnings per share:

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	June 28,	June 29,	June 28,	June 29,
	2015	2014	2015	2014
Net income attributable to Fogo de Chão, Inc.	$2,461	$3,685	$7,126	$6,447
Basic weighted average shares outstanding	23,120,019	22,669,508	22,974,204	22,669,508
Effect of dilutive securities:
Unvested restricted stock	276,399	327,375	268,205	315,995
Stock options	456,477	2,571	230,555	2,571
Diluted weighted average number of shares outstanding	23,852,895	22,999,454	23,472,964	22,988,074
Basic earnings per share	$0.11	$0.16	$0.31	$0.28
Diluted earnings per share	$0.10	$0.16	$0.30	$0.28

The Company excluded stock options to purchase 2.1 million shares of common stock from the computation of diluted earnings per share for the thirteen and twenty-six week periods ended June 29, 2014. These options have performance-based vesting conditions related to a Liquidity Event, as that term is defined in the stock option award agreement. Because these stock options do not vest unless the performance-based vesting condition is met, they would only be included in the computation of diluted earnings per share if the performance-based vesting condition had been satisfied or would have been satisfied as of the reporting date. Because the performance-based vesting condition had not been satisfied and would not have been satisfied as of June 29, 2014, they have been excluded from the calculation of diluted earnings per share for the thirteen and twenty-six week periods ended June 29, 2014. All other potentially dilutive securities have been included in the calculation of diluted earnings per share for the thirteen and twenty-six week periods ended June 29, 2014.

The Company excluded stock options to purchase 0.9 million shares of common stock from the computation of diluted earnings per share for the thirteen and twenty-six week periods ended June 28, 2015, because their inclusion would have been anti-dilutive.

Fogo de Chão, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

10. Interest Expense, net

The components of interest expense, net are as follows:

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	June 28,	June 29,	June 28,	June 29,
	2015	2014	2015	2014
Interest expense	$3,813	$4,826	$7,772	$9,830
Capitalized interest	—	(27)	(31)	(109)
Interest income	(150)	(180)	(321)	(340)
Interest expense, net	$3,663	$4,619	$7,420	$9,381

11. Income Taxes

The Company recognized income tax benefit of $14,581 for the thirteen week period ended June 28, 2015, compared to income tax expense of $1,486 for the thirteen week period ended June 29, 2014.

The Company’s consolidated effective tax rate was 120.5% for the thirteen week period ended June 28, 2015, compared to 28.7% for the thirteen week period ended June 29, 2014. The net increase in the effective tax rate for the thirteen week period ended June 28, 2015, compared to the same period in 2014, was primarily due to a book net loss for the second quarter, and tax benefit related to change in assertion with respect to Brazilian subsidiaries’ undistributed earnings. The Company has historically provided deferred taxes under ASC 740-30-25, formerly APB 23, for the presumed repatriation to the United States earnings from the Company’s Brazilian subsidiaries.

In June 2015, the Company asserted that undistributed net earnings of its Brazilian subsidiaries would be indefinitely reinvested in operations outside the United States. This was primarily driven by a reduction in debt service costs on a forward basis as a result of the IPO. Additionally, future US cash projections and the Company’s intent to continue investing in restaurants in foreign jurisdictions with cash generated in those jurisdictions, drove the Company’s decision to make the assertion. As a result of the change in assertion, the Company reduced its deferred tax liabilities related to undistributed foreign earnings by $13,877 in the second quarter of Fiscal 2015.

In June 2015, the Company also made the decision to release its valuation allowance against its net deferred tax asset net of deferred tax liabilities related to assets with indefinite lives. The decision to release the valuation allowance was triggered in conjunction with the IPO. Reduced debt service costs and future projections of US pretax income (plus permanent tax differences) were all sources of positive evidence that led the Company to believe that it was more likely than not that it would be able to realize its net deferred tax assets.

The Company recognized income tax benefit of $13,329 for the twenty-six week period ended June 28, 2015, compared to income tax expense of $2,451 for the twenty-six week period ended June 29, 2014. The Company’s consolidated effective tax rate, exclusive of discrete tax benefit, was approximately (2.8)% for the twenty-six week period ended June 28, 2015, compared to 27.5% for the twenty-six period ended June 29, 2014. The net decrease in the effective tax rate for the twenty-six week period ended June 28, 2015, exclusive of discrete tax benefit, compared to the same period in 2014, was primarily due to the change in assertion with respect to Brazilian subsidiaries’ undistributed earnings, and release of the valuation allowance of $2,837.

12. Commitments and Contingencies

Lease Commitments

The Company leases its corporate office and various of its restaurant locations under non-cancelable operating leases. These leases have initial lease terms of between ten and twenty years and generally carry renewal options that can extend the term of the leases for an additional five to ten years.

Fogo de Chão, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

Future minimum lease payments for non-cancelable leases (excluding contingent rental payments) are as follows:

2015 (remaining)	$8,239
2016	18,750
2017	18,859
2018	16,652
2019	15,372
2020	15,052
Thereafter	91,857
Total	$184,781

Future minimum lease payments attributable to locations in Brazil and Mexico, which will be made in the functional currency of the respective countries, have been estimated using the period-end currency exchange rate.

Litigation

The Company is engaged in ordinary and routine litigation incidental to its business. Management does not anticipate that any amounts that the Company may be required to pay by reason of such litigation will have a materially adverse effect on its financial position or the results of its operations.

13. Segment Reporting

The Company owns and operates full-service, Brazilian steakhouses in the United States and Brazil under the brand name Fogo de Chão. Each restaurant operates with similar types of products and menus, providing a continuous service style, irrespective of location. Sales from external customers are derived principally from food and beverage sales, and the Company does not rely on any major customers as a source of sales. The Company’s joint venture in Mexico is included in the United States for segment reporting purposes as the operations of the joint venture are monitored by the United States segment management.

The following table presents the financial information of the Company’s operating segments for the thirteen and twenty-six week periods ended June 28, 2015 and June 29, 2014.

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	June 28,	June 29,	June 28,	June 29,
	2015	2014	2015	2014
Revenue
United States (a)	$56,107	$50,257	$110,823	$99,581
Brazil	12,103	18,285	22,346	30,278
Total revenue	$68,210	$68,542	$133,169	$129,859
Restaurant contribution
United States	$16,548	$15,679	$34,181	$30,700
Brazil	3,602	7,138	6,490	10,176
Total segment restaurant contribution	$20,150	$22,817	$40,671	$40,876

(a)	For the thirteen and twenty-six week periods ended June 28, 2015, amount includes $1,131 attributable to the joint venture in Mexico.

The Company’s chief operating decision maker evaluates segment performance using restaurant contribution, which is not a measure defined by GAAP. Restaurant contribution is a key metric used to evaluate the profitability of incremental sales at the restaurants, to evaluate restaurant performance across periods and to evaluate restaurant financial performance compared with competitors. Restaurant contribution is defined as revenue less restaurant operating costs (which includes food and beverage costs, compensation and benefits costs and occupancy and certain other operating costs but excludes depreciation and amortization expense). Depreciation and amortization expense is excluded because it is not an ongoing controllable cash expense.

Fogo de Chão, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

The following table sets forth the reconciliation of total segment restaurant contribution to income (loss) from operations for the thirteen and twenty-six week periods ended June 28, 2015 and June 29, 2014.

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	June 28,	June 29,	June 28,	June 29,
	2015	2014	2015	2014
Total segment restaurant contribution	$20,150	$22,817	$40,671	$40,876
Marketing and advertising costs	1,869	1,407	3,271	2,849
General and administrative costs	17,178	5,136	22,886	9,804
Pre-opening costs	478	450	1,481	1,238
Loss on extinguishment/modification of debt	5,991	3,090	5,991	3,090
Depreciation and amortization	3,133	2,988	6,137	5,725
Other operating (income) expense, net	(55)	(44)	(168)	(113)
Total other operating costs and expenses	28,594	13,027	39,598	22,593
Income (loss) from operations	$(8,444)	$9,790	$1,073	$18,283

The table below sets forth the property and equipment attributable to each segment as of June 28, 2015 and December 28, 2014.

	June 28,	December 28,
	2015	2014
Property and equipment, net
United States (a)	$100,508	$101,626
Brazil	11,224	10,832
Total segment property and equipment, net	111,732	112,458
Corporate office (b)	897	748
Total property and equipment, net	$112,629	$113,206

(a)	Property and equipment, net as of June 28, 2015 and December 28, 2014, includes $1,623 and $986, respectively, attributable to the joint venture in Mexico.
(b)	Property and equipment, net attributable to the Company’s corporate office in the United States.

The table below sets forth the capital expenditures attributable to each segment during the twenty-six week periods ended June 28, 2015 and June 29, 2014.

	Twenty-Six Week Periods Ended
	June 28,	June 29,
	2015	2014
Capital expenditures
United States (a)	$3,938	$9,484
Brazil	3,201	825
Total capital expenditures (b)	$7,139	$10,309

(a)

For the twenty-six week period ended June 28, 2015, amount includes $773 attributable to the joint venture in Mexico. For all periods presented, amount excludes capital expenditures attributable to the Company's corporate office in the United States.

(b)	Total capital expenditures include non-cash capital expenditures included within accounts payable and accrued expenses as of the end of the period.

Fogo de Chão, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

The table below sets forth total assets as of June 28, 2015 and December 28, 2014.

	June 28,	December 28,
	2015	2014
Total assets
United States (a)	$385,325	$380,566
Brazil	85,316	96,603
Total assets	$470,641	$477,169

(a)

Total assets as of June 28, 2015 and December 28, 2014, include total assets of $2,895 and $1,455, respectively, attributable to the joint venture in Mexico that may only be used to settle the obligations of the joint venture. For all periods presented, total assets include assets attributable to the Company’s corporate office in the United States and assets that are not directly attributable to restaurant operations.

14. Condensed Financial Information for Parent Company

Fogo de Chão, Inc. has no material assets or standalone operations other than its ownership in Brasa Holdings and its subsidiaries.

The 2015 Credit Facility agreement includes, and the Senior Credit Facility agreement included, restrictions on Fogo de Chão, Inc.’s ability to obtain funds from any of its subsidiaries through dividends, loans or advances. Accordingly, this condensed financial information has been presented on a “Parent-only” basis. Under a Parent-only presentation, the Fogo de Chão, Inc.’s investments in its consolidated subsidiaries are presented under the equity method of accounting.

The following tables present the financial position of Fogo de Chão, Inc. as of June 28, 2015 and December 28, 2014, and the results of its operations for the thirteen and twenty-six week periods ended June 28, 2015 and June 29, 2014.

	June 28,	December 28,
	2015	2014
Assets:
Investments in Brasa (Holdings) Inc. and its subsidiaries	$246,228	$154,081
Total assets	$246,228	$154,081
Shareholders' Equity:
Preferred stock, $0.01 par value, 15,000,000 shares authorized, no shares issued and outstanding as of June 28, 2015; no shares authorized as of December 28, 2014	$—	$—
Common stock, $0.01 par value, 200,000,000 shares authorized and 27,914,782 shares issued and outstanding as of June 28, 2015; 30,550,560 shares authorized and 22,813,378 shares issued and outstanding as of December 28, 2014	279	228
Additional paid-in capital	273,614	175,987
Accumulated earnings	14,712	7,586
Accumulated other comprehensive loss	(42,377)	(29,720)
Total shareholders' equity	$246,228	$154,081

Fogo de Chão, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	June 28,	June 29,	June 28,	June 29,
	2015	2014	2015	2014
Equity in net income of Brasa (Holdings) Inc. and its subsidiaries	$2,461	$3,685	$7,126	$6,447
Net income attributable to Fogo de Chão, Inc.	2,461	3,685	7,126	6,447
Other comprehensive income (loss)	2,798	3,417	(12,657)	6,512
Comprehensive income (loss)	$5,259	$7,102	$(5,531)	$12,959
Basic earnings per share	$0.11	$0.16	$0.31	$0.28
Diluted earnings per share	$0.10	$0.16	$0.30	$0.28
Basic weighted average shares outstanding	23,120,019	22,669,508	22,974,204	22,669,508
Diluted weighted average shares outstanding	23,852,895	22,999,454	23,472,964	22,988,074

15. Related-Party Transactions

The Company and its wholly-owned subsidiaries entered into an agreement with an affiliated entity of its private equity fund owners (“Sponsor”) to provide management, consulting and financial and other advisory services to the Company (the “Advisory Services Agreement”). The Advisory Services Agreement required the Company to pay Sponsor a non-refundable periodic retainer fee in an amount per year of the greater of $750 or 1.50% of Consolidated EBITDA, as defined in the Advisory Services Agreement, for the immediately preceding fiscal year. The Advisory Services Agreement was terminated upon the consummation of the IPO and the Company paid a one-time fee of $7,544 to terminate the Advisory Services Agreement. Prior to the termination of the Advisory Services Agreement, the Company recorded $252 and $593 of expense attributable to periodic retainer fees during the thirteen and twenty-six week periods ended June 28, 2015, and $211 and $399 during the thirteen and twenty-six week periods ended June 29, 2014, respectively. These amounts, including the one-time termination fee, are included in general and administrative costs in the consolidated statements of operations and comprehensive income (loss). The Company had no outstanding payable due Sponsor at June 28, 2015. The Company had an outstanding payable due Sponsor of $8 for reimbursement of expenses at December 28, 2014.

In February 2015, the Company entered into three Director Securities Purchase Agreements pursuant to which the Company issued and sold to three independent directors 9,292 shares of common stock each, at a purchase price of $10.78 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section and other parts of this Quarterly Report on Form 10-Q  contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to risks and uncertainties. Forward-looking statements relate to expectations, beliefs, projections, guidance, future plans, objectives and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts, such as statements regarding our future financial condition or results of operations, our prospects and strategies for future growth, the development and introduction of new products, and the implementation of our marketing and branding strategies. Forward-looking statements can also be identified by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “seeks,” “intends,” “targets” or the negative of these terms or other comparable terminology. Forward-looking statements are not guarantees of future performance and actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the section entitled "Risk Factors" in our final prospectus filed on June 19, 2015. Except as required by applicable securities law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

The following discussion should be read in conjunction with the accompanying Unaudited Condensed Consolidated Financial Statements and related notes in Item 1 and with the audited consolidated financial statements and the related notes included in our final prospectus filed on June 19, 2015. All information presented herein is based on our fiscal calendar. Unless otherwise stated, references to particular years, quarters, months or periods refer to our fiscal years and the associated quarters, months and periods of those fiscal years.

We operate on a 52- or 53-week fiscal year that ends on the Sunday that is closest to December 31 of that year. Each fiscal year generally is comprised of four 13-week fiscal quarters, although in the years with 53 weeks the fourth quarter represents a 14-week period. Fiscal 2015 will include 53 weeks of operations. Fiscal 2014 included 52 weeks of operations.

Overview

Fogo de Chão (fogo-dee-shoun) is a leading Brazilian steakhouse, or churrascaria, which has specialized for over 35 years in fire-roasting high-quality meats utilizing the centuries-old Southern Brazilian cooking technique of churrasco. We deliver a distinctive and authentic Brazilian dining experience through the combination of our high quality Brazilian cuisine and our differentiated service model known as espeto corrido (Portuguese for “continuous service”) delivered by our gaucho chefs. We offer our guests a tasting menu of meats featuring up to 20 cuts, simply seasoned and carefully fire-roasted to expose their natural flavors.

Guests can begin their dining experience at the Market Table, which offers a wide variety of Brazilian-inspired side dishes, fresh-cut vegetables, seasonal salads, aged cheeses and cured meats, or they can receive immediate entrée service table-side from our gaucho chefs by turning a service medallion, found at each guest’s seat, green side up. Each gaucho chef rotates throughout the dining room, and is responsible for a specific cut of meat which they prepare, cook and serve to our guests continuously throughout their meal. Guests can pause the service at any time by turning the medallion to red and then back to green when they are ready to try additional selections and can communicate to our gauchos their preferred cut of meat, temperature and portion size. Our continuous service model allows customization and consumer engagement since our guests control the variety and quantity of their food and the pace of their dining experience. Through the combination of our authentic Brazilian cuisine, unique service model, prix fixe menu and engaging hospitality in an upscale restaurant atmosphere, we believe our brand delivers a differentiated dining experience relative to other specialty and fine-dining concepts and offers our guests a compelling value proposition.

Growth Strategies and Outlook

Our growth is based on the following strategies:

•	Grow our restaurant base;
•	Grow our comparable restaurant sales; and
•	Improve margins by leveraging our infrastructure and investments in human capital.

We believe we are in the early stages of our growth with 37 current restaurants, 26 in the United States, 10 in Brazil and one in Mexico, our first joint venture restaurant. Based on internal analysis and a study prepared by a leading consumer analytics consultant, we believe there exists a long-term growth potential for over 100 new domestic sites, with additional new restaurants internationally. We have a long track record of successful new restaurant development. While new restaurants are expected to be a key driver of our growth, we believe positive comparable restaurant sales growth and margin expansion through leveraging our infrastructure will also contribute to strong future growth.

Highlights and Trends

Restaurant Development

Restaurant openings reflect the number of new restaurants opened during a particular reporting period. We plan to open as many as six restaurants during Fiscal 2015, including our first joint venture restaurant in Mexico City, which opened in May 2015. We believe our international joint venture restaurants will allow us to expand our restaurant footprint with limited capital investment by us. Over the next five years, we plan to increase our company-owned restaurant count by at least 10% annually, with North America being our primary market for new restaurant development. In addition, over the next five years, we plan to open three to five new restaurants in Brazil.

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Restaurant Activity
Beginning of Period	35	32	34	31
Openings	2	1	3	2
Closings	—	—	—	—
Restaurants at end of period	37	33	37	33

2014 FIFA World Cup and Recent Events in Brazil

The 2014 World Cup (the “World Cup”) took place in Brazil from June 12 to July 13, 2014. The event positively impacted our operating results for Fiscal 2014 because our Brazil restaurants are located in cities that hosted World Cup matches. Of the 64 World Cup matches, 32 were hosted in cities where we operate. We estimate that the World Cup positively impacted second quarter 2014 revenue by approximately $2.8 million, or approximately $2.0 million on a constant currency basis. Comparable restaurant sales in Brazil decreased 18.5% during the second quarter as a result of the impact of the World Cup on our 2014 results in Brazil. As the World Cup is an important factor in understanding period-to-period comparisons, we adjusted certain results in this report to exclude the impact of this one-time event as we believe that, in addition to the reported results, the World Cup adjusted results help improve investors’ ability to understand our operating results and evaluate our performance in comparison to prior periods. World Cup adjusted results should be considered in addition to, not as a substitute for, results reported in accordance with GAAP and are not measures of performance presented in accordance with GAAP.

In March and April of 2015, a series of protests began in Brazil against the current government and its President. The initial protests occurred in cities throughout Brazil, including Rio de Janeiro and Sao Paolo, with an estimated number of protestors on March 15 of approximately one million. Protests continued throughout the remainder of March and into April. As a result of the protests, our restaurants in Brazil experienced reduced guest traffic in the second half of March and in April. It is possible that further protests or other social unrest or political activity may occur in Brazil, which could impact our guest traffic, thereby affecting our revenue and net income.

Key Events

Initial Public Offering

On June 24, 2015, we completed our initial public offering ("IPO") of 5,073,528 shares of common stock at a price to the public of $20.00 per share, which included 661,764 shares of common stock sold to the underwriters pursuant to their option to purchase additional shares. After underwriters’ discounts and commissions and offering costs, we received net proceeds from the IPO of $91.3 million. Proceeds from the IPO, together with borrowings under our new 2015 Credit Facility, were used to repay outstanding indebtedness under our existing Senior Credit Facility.

Certain equity-based awards granted from 2012 through 2015 include vesting conditions that require both (i) completion of a four or five-year vesting period and (ii) satisfaction of a Liquidity Event, as defined in the applicable award agreement. Under the terms of those agreements, a Liquidity Event is defined as the earlier to occur of (i) a change in control transaction or (ii) an initial public offering. Upon the closing of the IPO, options for the purchase of 783,606 shares of common stock vested as a result of the satisfaction of the Liquidity Event vesting condition. The Company recognized $5.7 million of compensation expense associated with these options.

As a result of the IPO, we terminated our Advisory Services Agreement with an affiliate of Thomas H. Lee Partners, L.P. (“THL”). Funds affiliated with THL hold 80% of our outstanding common stock. We paid a one-time non-recurring payment of $7.5 million in connection with the termination of this agreement.

We expect to benefit from savings on management fees that we incurred as a private company, but we also expect to incur incremental costs as a public company such as legal, accounting, insurance and other compliance costs. We will continue to use our operating cash flows to fund capital expenditures to support restaurant growth, as well as to invest in our existing restaurants, infrastructure and information technology. See “Liquidity and Capital Resources.”

The financial impact of the IPO will affect the comparability of our post-IPO financial performance to our pre-IPO financial performance.

New Credit Facility

Concurrently with the consummation of our IPO, we refinanced our existing Senior Credit Facility and entered into a new $250.0 million revolving credit facility (the “2015 Credit Facility”). Loans under the 2015 Credit Facility bear interest at a base rate plus a margin ranging from 0.50% to 1.50% or at LIBOR plus a margin ranging from 1.50% to 2.50% and will mature in 2020. The 2015 Credit Facility contains customary affirmative, negative and financial covenants applicable to us and certain of our subsidiaries, including financial maintenance covenants requiring us to maintain a maximum Total Rent Adjusted Leverage Ratio and a minimum Interest Coverage Ratio (each as defined in the underlying credit facility agreement). Borrowings under the 2015 Credit Facility may vary significantly from time to time depending on our cash needs at any given time. Upon the consummation of our IPO we drew $165.0 million under the 2015 Credit Facility and used those borrowings, along with the net proceeds from our IPO, to repay the outstanding indebtedness under our existing Senior Credit Facility. We recorded a loss of $6.0 million on the extinguishment of the Senior Credit Facility.

Income Taxes

As a result of the IPO, and the subsequent use of proceeds to pay down debt, we reviewed our position on indefinite reinvestment of the Company’s Brazilian subsidiaries’ undistributed earnings pursuant to ASC 740-30-25-17 (formerly APB 23). Considering the significant reduction in debt service, along with the plan for future international growth, we determined that undistributed net earnings of our Brazilian subsidiaries would now be indefinitely reinvested in operations outside the United States. As a result of the change in assertion, we reduced our deferred tax liabilities related to undistributed foreign earnings by $13.9 million as a discrete item in the second quarter.

Additionally, as a result of the IPO and reduced debt service costs, the Company reviewed its valuation allowance and determined that it was more likely than not that it would be able to realize its net deferred tax assets without regard to deferred tax liabilities related to indefinite lived intangibles. The Company analyzed sources of positive and negative evidence in determining whether it would release its valuation allowance. Ultimately, future projected earnings, coupled with the Company’s change in capital structure resulting from the IPO, led the Company to recognize its net deferred tax asset.

Stock Split

In connection with the closing of the IPO, we effected a stock split pursuant to which each share held by the holder of common stock was reclassified into 25.4588 shares. All share and per share data have been retroactively restated to give effect to the stock split.

Performance Indicators

In assessing the performance of our business, we consider a variety of performance and financial measures. The key measures for determining how our business is performing are the number of new restaurant openings, comparable restaurant sales, restaurant contribution and restaurant contribution margin and Adjusted EBITDA.

New Restaurant Openings

Our ability to successfully open new restaurants and expand our restaurant base is critical to adding revenue capacity to meet our goals for growth. New restaurant openings contribute additional operating weeks and revenue to our business. Before a new restaurant opens, we incur pre-opening costs, as described below. New restaurants often open with an initial start-up period of sales volatility and sales and margins tend to stabilize within six to nine months of opening. New restaurants typically experience normal inefficiencies in the form of higher food, labor and other direct operating expenses and, as a result, restaurant contribution margins are generally lower during the start-up period of operation.

Comparable Restaurant Sales

We consider a restaurant to be comparable during the first full fiscal quarter following the eighteenth full month of operations. We adjust the sales included in the comparable restaurant calculation for restaurant closures, primarily as a result of remodels, so that the periods will be comparable. Changes in comparable restaurant sales reflect changes in sales for the comparable group of restaurants over a specified period of time. Changes in comparable sales reflect changes in guest count trends as well as changes in average check per person, as described below. This measure highlights performance of existing restaurants, as the impact of new restaurant openings is excluded.

Average Check Per Person

Average check per person is calculated by dividing total comparable restaurant sales by comparable restaurant guest counts for a given time period. Average check per person is influenced by menu prices and menu mix. Management uses this indicator to analyze trends in guests’ preferences, the effectiveness of menu offerings and per guest expenditures.

Guest Counts

Guest counts are measured by the number of entrées ordered at our restaurants over a given time period.

Restaurant Contribution and Restaurant Contribution Margin.

Restaurant contribution is defined as revenue less restaurant operating costs (which include food and beverage costs, compensation and benefits costs and occupancy and certain other operating costs but exclude depreciation and amortization expense). Restaurant contribution margin is defined as restaurant contribution as a percentage of revenue. Restaurant contribution and restaurant contribution margin are supplemental measures of operating performance of our restaurants and our calculations thereof may not be comparable to those reported by other companies. Restaurant contribution and restaurant contribution margin are neither required by, nor presented in accordance with, generally accepted accounting principles in the United States of America (“GAAP”). Restaurant contribution and restaurant contribution margin have limitations as analytical tools, and you should not consider them in isolation or as substitutes for analysis of our results as reported under GAAP.

We believe that restaurant contribution and restaurant contribution margin are important tools for securities analysts, investors and other interested parties because they are widely-used metrics within the restaurant industry to evaluate restaurant-level productivity, efficiency and performance. We use restaurant contribution and restaurant contribution margin as key metrics to evaluate the profitability of incremental sales at our restaurants, to evaluate our restaurant performance across periods and to evaluate our restaurant financial performance compared with our competitors.

Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA is defined as net income before interest, taxes and depreciation and amortization plus the sum of certain operating and non-operating expenses, including pre-opening costs, losses on modifications and extinguishment of debt, equity-based compensation costs, management and consulting fees, retention agreement costs, IPO related costs, and other non-cash or similar adjustments. Adjusted EBITDA margin represents Adjusted EBITDA as a percentage of revenue. By monitoring and controlling our Adjusted EBITDA and Adjusted EBITDA margin, we can gauge the overall profitability of our company. Adjusted EBITDA is a supplemental measure of our performance that is neither required by, nor presented in accordance with, GAAP. Adjusted EBITDA is not a measurement of our financial performance under GAAP and should not be considered as an alternative to net income (loss), operating income or any other performance measures derived in accordance with GAAP or as an alternative to cash flows from operating activities as a measure of our liquidity. In addition, in evaluating Adjusted EBITDA, you should be aware that in the future we will incur expenses or charges such as those added back to calculate Adjusted EBITDA. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

We believe Adjusted EBITDA facilitates operating performance comparisons from period to period by isolating the effects of some items that vary from period to period without any correlation to core operating performance or that vary widely among similar companies. These potential differences may be caused by variations in capital structures (affecting interest expense), tax positions (such as the impact on periods or companies of changes in effective tax rates or net operating losses) and the age and book depreciation of facilities and equipment (affecting relative depreciation expense). We also present Adjusted EBITDA because (i) we believe this measure is frequently used by securities analysts, investors and other interested parties to evaluate companies in our industry, (ii) we believe investors will find this measure useful in assessing our ability to service or incur indebtedness, and (iii) we use Adjusted EBITDA internally as a benchmark to compare our performance to that of our competitors.

Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are (i) it does not reflect our cash expenditures, future requirements for capital expenditures or contractual commitments, (ii) it does not reflect changes in, or cash requirements for, our working capital needs, (iii) it does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debt, (iv) although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements, (v) it does not adjust for all non-cash income or expense items that are reflected in our statements of cash flows, (vi) it does not reflect the impact of earnings or charges resulting from matters we consider not to be indicative of our ongoing operations, and (vii) other companies in our industry may calculate this measure differently than we do, limiting its usefulness as a comparative measure.

Significant Components of Our Results of Operations

Revenue

Revenue primarily consists of food and beverage sales, net of any employee meals and complimentary meals. Revenue is recognized when food and beverage products are sold at our restaurants net of any discounts. Revenue in a given period is directly influenced by the number of operating weeks in such period, the number of restaurants we operate and comparable restaurant sales growth. Proceeds from the sale of gift cards that do not have expiration dates are recorded as deferred revenue at the time of the sale and recognized as revenue when the gift card is redeemed by the holder. The portion of gift cards sold which are never redeemed is commonly referred to as gift card breakage. We recognize gift card “breakage” revenue for gift cards when the likelihood of redemption becomes remote and we determine there is no legal obligation to remit the value of the unredeemed gift cards to governmental agencies.

Food and Beverage Costs

Food and beverage costs include the direct costs associated with food, beverage and distribution of our menu items. We measure food and beverage costs by tracking the cost as a percentage of revenue. Food and beverage costs as a percentage of revenue are generally influenced by the cost of food and beverage items, distribution costs, changes in menu pricing, the amount of food waste and sales mix. These components are variable in nature, increase with revenue, are subject to increases or decreases based on fluctuations in commodity costs, including beef, lamb, pork, chicken and seafood prices, and depend in part on the controls we have in place to manage costs at our restaurants.

Compensation and Benefit Costs

Compensation and benefit costs comprise restaurant and regional management salaries and bonuses, hourly staff payroll and other payroll-related expenses, including bonus expenses, share-based compensation, vacation pay, payroll taxes, fringe benefits and health insurance expenses and are measured by tracking hourly and total labor as a percentage of revenue.

Occupancy and Other Operating Expenses

Occupancy and other operating expenses comprise all occupancy costs, consisting of both fixed and variable portions of rent, common area maintenance charges, utility costs, credit card fees, real estate property taxes and other related restaurant supply and occupancy costs, but exclude depreciation and amortization expense, and are measured by tracking occupancy and other operating expenses as a percentage of revenue.

Marketing and Advertising Costs

Marketing and advertising costs include all media, production and related costs for both local restaurant advertising and national marketing. We measure the efficiency of our marketing and advertising expenditures by tracking these costs as a percentage of total revenue.

General and Administrative Costs

General and administrative costs are comprised of costs related to certain corporate and administrative functions that support development and restaurant operations. These expenses are generally fixed and reflect management, supervisory and staff salaries, employee benefits and bonuses, share-based compensation, travel expense, information systems, training, corporate rent, professional and consulting fees, technology and market research. We measure general and administrative costs by tracking general and administrative costs as a percentage of revenue.

Pre-opening Costs

Pre-opening costs are costs incurred prior to, and directly associated with, opening a restaurant, and primarily consist of manager salaries, relocation costs, recruiting expenses, employee payroll and related training costs for new employees, including rehearsal of service activities, as well as straight line lease costs incurred prior to opening. In addition, pre-opening costs include public relations costs incurred prior to opening. We typically start incurring preopening costs four months prior to opening and these costs tend to increase four weeks prior to opening as we begin training activities.

Depreciation and Amortization Expense

Depreciation and amortization expense includes depreciation of fixed assets and certain definite life intangible assets. We depreciate capitalized leasehold improvements over the shorter of the total expected lease term or their estimated useful life.

Income Tax Expense

Income tax expense depends on the statutory tax rates in the countries where we operate. Historically we have generated taxable income in the United States and Brazil. Our provision includes federal, state and local current and deferred income tax expense.

Segment Reporting

We operate our restaurants using a single restaurant concept and brand. Each restaurant under our single global brand operates with similar types of products and menu, providing a continuous service style, similar contracts, customers and employees, irrespective of location. We have identified two operating segments: United States and Brazil, which is how we organize our restaurants for making operating decisions and assessing performance. Our joint venture in Mexico is included in the United States for segment reporting purposes as the operations of the joint venture are monitored by the United States segment management.

Results of Operations

The following tables summarize key components of our consolidated results of operations for the periods indicated, both in dollars and as a percentage of revenue:

Second Fiscal Quarter Ended June 28, 2015 (13 Weeks) Compared to Second Fiscal Quarter Ended June 29, 2014 (13 Weeks)

(dollars in thousands)

	Second Fiscal Quarter Ended		Second Fiscal Quarter Ended
	June 28, 2015		June 29, 2014
	(13 weeks)		(13 weeks)		Increase / (Decrease)
	Dollars	%(a)	Dollars	%(a)	Dollars	%(b)	%(c)
Revenue
U.S. Restaurant	$56,090	82.2%	$50,257	73.3%	$5,833	11.6%	8.9%
Brazil Restaurant	12,103	17.7%	18,285	26.7%	(6,182)	(33.8%)	(9.0%)
Other	17	0.0%	—	—	17	*	*
Total revenue	68,210	100.0%	68,542	100.0%	(332)	(0.5%)	*
Restaurant operating costs
Food and beverage costs	20,747	30.4%	20,779	30.3%	(32)	(0.2%)	0.1%
Compensation and benefit costs	15,926	23.3%	13,781	20.1%	2,145	15.6%	3.2%
Occupancy and other operating expenses (excluding depreciation and amortization)	11,387	16.7%	11,165	16.3%	222	2.0%	0.4%
Total restaurant operating costs	48,060	70.5%	45,725	66.7%	2,335	5.1%	3.8%
Marketing and advertising costs	1,869	2.7%	1,407	2.1%	462	32.8%	0.6%
General and administrative costs	17,178	25.2%	5,136	7.5%	12,042	234.5%	17.7%
Pre-opening costs	478	0.7%	450	0.7%	28	6.2%	0%
Loss on extinguishment/ modification of debt	5,991	8.8%	3,090	4.5%	2,901	93.9%	4.3%
Depreciation and amortization	3,133	4.6%	2,988	4.4%	145	4.9%	0.2%
Other operating (income) expense, net	(55)	(0.1%)	(44)	(0.1%)	11	25.0%	0%
Total costs and expenses	76,654	112.4%	58,752	85.7%	17,902	30.5%	26.7%
Income (loss) from operations	(8,444)	(12.4%)	9,790	14.3%	(18,234)	(186.3%)	(26.7%)
Other income (expense):
Interest expense, net	(3,663)	(5.4%)	(4,619)	(6.7%)	(956)	(20.7%)	(1.3%)
Other income (expense), net	7	0.0%	—	0%	*	*	*
Total other income (expense), net	(3,656)	(5.4%)	(4,619)	(6.7%)	(963)	(20.8%)	(1.3%)
Income (loss) before income taxes	(12,100)	(17.7%)	5,171	7.5%	(17,271)	(334.0%)	(25.2%)
Income tax expense (benefit)	(14,581)	(21.4%)	1,486	2.2%	(16,067)	*	(23.6%)
Net income	2,481	3.6%	3,685	5.4%	(1,204)	(32.7%)	(1.8%)
Less: Net income attributable to noncontrolling interest	20	0%	—	—	*	*	*
Net income attributable to Fogo de Chão, Inc.	$2,461	3.6%	$3,685	5.4%	$(1,224)	(33.2%)	(1.8%)

(a)	Calculated as a percentage of total revenue.
(b)	Calculated percentage increase / (decrease) in dollars.
(c)	Calculated increase / (decrease) in percentage of total revenue.
*	Not meaningful.

Revenue

Total revenue decreased $0.3 million, or 0.5%, for the second quarter of Fiscal 2015, primarily due to a $6.2 million decrease in total restaurant sales for Brazil offset by an increase of $5.8 million in total restaurant sales for the U.S. On a constant currency basis total revenue increased 7.4%.

U.S. restaurant revenue increased $5.8 million, or 11.6%, primarily due to increased non-comparable restaurant sales of $4.0 million and a 4.2% increase in comparable restaurant sales, primarily driven by an increase in guest traffic of 4.3% offset by a decrease in average check per person of 0.1%.

Brazil restaurant revenue decreased $6.2 million, or 33.8%, primarily due to a negative foreign exchange impact of $5.0 million, and an 18.5% decrease in comparable restaurant sales due to lapping the World Cup benefit in 2014, all offset by $0.7 million increase in non-comparable restaurant sales. On a constant currency and World Cup adjusted basis Brazil revenue increased 8.0%.

Food and Beverage Costs

Food and beverage costs were virtually flat for the second quarter of Fiscal 2015, primarily due to the decrease in total traffic attributable to the World Cup benefit in 2014, partially offset by a $1.7 million increase in food and beverage costs from non-comparable restaurants, all offset by a positive foreign exchange impact of $1.7 million. As a percentage of total revenue, total food and beverage costs increased from 30.3% to 30.4%.

Compensation and Benefit Costs

Compensation and benefit costs increased $2.1 million, or 15.6%, for the second quarter of Fiscal 2015, primarily due to a $0.9 million increase in non-comparable restaurant labor expenses, plus a $1.4 million increase in share-based compensation expense, primarily due to the recognition of equity-based awards that were granted in 2012 through 2015 which had liquidity vesting conditions that were satisfied by the IPO, triggering the recognition of cumulative share-based compensation during the quarter. As a percentage of total revenue, total compensation and benefits costs increased from 20.1% to 23.3%, primarily as a result of share-based compensation triggered by the IPO and reduced leverage on lower revenue in Brazil due to the 2014 World Cup benefit.

Occupancy and Other Operating Expenses

Occupancy and other operating expenses increased $0.2 million, or 2.0%, for the second quarter of Fiscal 2015, primarily due to a $0.9 million increase in non-comparable restaurant expense, partially offset by a positive foreign exchange impact of $0.8 million. As a percentage of total revenue, total occupancy and other operating costs increased from 16.3% to 16.7%, primarily due to reduced leverage on lower revenue in Brazil due to the 2014 World Cup benefit.

Marketing and Advertising Costs

Marketing and advertising costs increased $0.5 million, or 32.8%, for the second quarter of Fiscal 2015, primarily due to a planned increase in advertising spend on digital marketing. As a percentage of total revenue, marketing and advertising costs increased from 2.1% to 2.7%.

General and Administrative Costs

General and administrative costs increased $12.0 million, or 234.5%, for the second quarter of Fiscal 2015, due to a $4.4 million increase in share-based compensation primarily due to equity awards that were granted in 2012 through 2015 which had liquidity vesting conditions that were satisfied by the IPO, triggering the recognition of cumulative share-based compensation during the quarter. Additionally, in connection with the IPO we recognized $0.4 million in non-recurring IPO expenses and a $7.5 million charge for the disposition of the Advisory Services Agreement with an affiliate of THL. As a percentage of total revenue, general and administrative costs increased from 7.5% to 25.2%. Excluding these expenses related to the IPO, general and administrative costs would have been 7.1% as a percentage of total revenue in the second quarter.

Pre-opening Costs

Pre-opening costs remained consistent at $0.5 million for the second quarter of Fiscal 2015, compared to the second quarter of Fiscal 2014. We opened two restaurants during the second quarter of Fiscal 2015 compared to one opening during the same quarter last year.

Loss on Extinguishment / Modification of Debt

On June 24, 2015 we paid-off our existing Senior Credit Facility with the proceeds from the IPO plus the proceeds from the 2015 Credit Facility. As a result, we wrote off unamortized loan costs and unamortized original issue discounts, and paid a pre-payment penalty of $0.3 million for a total loss on the extinguishment of $6.0 million. We had previously refinanced the Senior Credit Facility in April of 2014 to obtain a reduced interest rate and recorded a $3.1 million loss on the modification.

Interest Expense

Interest expense, net of interest income and capitalized interest, decreased $1.0 million, or 20.7%, for the second quarter of Fiscal 2015, due to a reduction in interest rates on our Senior Credit Facility resulting from the refinancing of that facility in April 2014, as well as a decrease in the average outstanding principal balance owed. The IPO and subsequent payoff of the Senior Credit Facility was completed on June 24, 2015.

Income Tax Expense (Benefit)

An income tax benefit of $14.6 million was recorded during the quarter due primarily to the reversal of $13.9 million in deferred tax liabilities for unremitted foreign earnings. We determined that undistributed net earnings of our Brazilian subsidiaries would now be indefinitely reinvested in operations outside the United States. Additionally, the Company determined that it would realize its net deferred tax asset and as such, released its valuation allowance of $2.8 million in the second quarter of Fiscal 2015. This benefit was included in the Company’s estimated annual effective tax rate.

Restaurant Contribution

(dollars in thousands)

	Second Fiscal Quarter Ended		Second Fiscal Quarter Ended
	June 28, 2015		June 29, 2014
	(13 weeks)		(13 weeks)		Increase / (Decrease)
	Dollars	%(a)	Dollars	%(a)	Dollars	%(b)	%(c)
Revenue
U.S. Restaurant	$56,090	82.2%	$50,257	73.3%	$5,833	11.6%	8.9%
Brazil Restaurant	12,103	17.7%	18,285	26.7%	(6,182)	(33.8%)	(9.0%)
Other	17	0.0%	—	—	17	*	*
Total revenue	$68,210	100.0%	$68,542	100.0%	$(332)	(0.5%)	*
Restaurant operating costs
U.S.	$39,559	70.5%	$34,578	68.8%	$4,981	14.4%	1.7%
Brazil	8,501	70.2%	11,147	61.0%	(2,646)	(23.7%)	9.2%
Total restaurant operating costs	$48,060	70.5%	$45,725	66.7%	$2,335	5.1%	3.8%
Restaurant contribution
U.S.	$16,531	29.5%	$15,679	31.2%	$852	5.4%	(1.7%)
Brazil	3,602	29.8%	7,138	39.0%	(3,536)	(49.5%)	(9.2%)
Other	17	*	—	—	17	*	*
Total restaurant contribution	$20,150	29.5%	$22,817	33.3%	$(2,667)	(11.7%)	(3.8%)

(a)	Calculated as a percentage of total revenue or segment revenue where applicable.
(b)	Calculated percentage increase / (decrease) in dollars.
(c)	Calculated increase / (decrease) in percentage of total revenue or segment revenue where applicable.
*	Not meaningful.

Total restaurant contribution decreased $2.7 million, or 11.7%, for the second quarter of Fiscal 2015, primarily due to a $3.5 million decrease attributable to the reduced sales and contribution in Brazil as a result of lapping the World Cup in 2014 and the impact of foreign exchange rates of $1.9 million. As a percentage of revenue, total restaurant contribution decreased from 33.3% to 29.5%.

As a percentage of U.S. restaurant revenue, contribution margin decreased 1.7% from 31.2% to 29.5%, due to a 0.2% reduction in food and beverage costs primarily due to management’s focus on waste reduction, a 2.1% increase in compensation and benefit costs due to share-based compensation charges, and a 0.2% decrease in occupancy and other operating expenses. Excluding the $1.4 million in share-based compensation expense triggered by the IPO, U.S. restaurant contribution margin would have been 32.0%.

As a percentage of Brazil restaurant revenue, contribution margin decreased 9.2% from 39.0% to 29.8%, due to a 3.8% increase in food and beverage costs primarily due to reduced leverage on lower revenue due to lapping the World Cup and increased promotions and discounts, a 2.6% increase in compensation and benefit costs due to reduced leverage on lower revenue due to lapping the World Cup, and a 2.6% increase in occupancy and other operating expenses due to reduced leverage on lower revenue due to lapping the World Cup.

Twenty-Six Week Period Ended June 28, 2015 Compared to Twenty-Six Week Period Ended June 29, 2014

(dollars in thousands)

	Twenty-Six Week Period Ended		Twenty-Six Week Period Ended
	June 28, 2015		June 29, 2014		Increase / (Decrease)
	Dollars	%(a)	Dollars	%(a)	Dollars	%(b)	%(c)
Revenue
U.S. Restaurant	$110,792	83.2%	$99,581	76.7%	$11,211	11.3%	6.5%
Brazil Restaurant	22,346	16.8%	30,278	23.3%	(7,932)	(26.2%)	(6.5%)
Other	31	0.0%	—	—	31	*	*
Total revenue	133,169	100.0%	129,859	100.0%	3,310	2.5%	*
Restaurant operating costs
Food and beverage costs	39,911	30.0%	39,326	30.3%	585	1.5%	(0.3%)
Compensation and benefit costs	30,026	22.5%	27,672	21.3%	2,354	8.5%	1.2%
Occupancy and other operating expenses (excluding depreciation and amortization)	22,561	16.9%	21,985	16.9%	576	2.6%	0%
Total restaurant operating costs	92,498	69.5%	88,983	68.5%	3,515	4.0%	1.0%
Marketing and advertising costs	3,271	2.5%	2,849	2.2%	422	14.8%	0.3%
General and administrative costs	22,886	17.2%	9,804	7.5%	13,082	133.4%	9.7%
Pre-opening costs	1,481	1.1%	1,238	1.0%	243	19.6%	0.1%
Loss on extinguishment/modification of debt	5,991	4.5%	3,090	2.4%	2,901	93.9%	2.1%
Depreciation and amortization	6,137	4.6%	5,725	4.4%	412	7.2%	0.2%
Other operating (income) expense, net	(168)	(0.1%)	(113)	(0.1%)	55	48.7%	0%
Total costs and expenses	132,096	99.2%	111,576	85.9%	20,520	18.4%	13.3%
Income from operations	1,073	0.8%	18,283	14.1%	(17,210)	(94.1%)	(13.3%)
Other income (expense):
Interest expense, net	(7,420)	(5.6%)	(9,381)	(7.2%)	(1,961)	(20.9%)	(1.6%)
Other income (expense), net	5	0.0%	(4)	(0.0%)	*	*	*
Total other income (expense), net	(7,415)	(5.6%)	(9,385)	(7.2%)	(1,970)	(21.0%)	(1.6%)
Income (loss) before income taxes	(6,342)	(4.8%)	8,898	6.9%	(15,240)	(171.3%)	(11.7%)
Income tax expense (benefit)	(13,329)	(10.0%)	2,451	1.9%	(15,780)	*	(11.9%)
Net income	6,987	5.2%	6,447	5.0%	540	8.4%	0.2%
Less: Loss attributable to noncontrolling interest	(139)	(0.1%)	—	—	*	*	*
Net income attributable to Fogo de Chão, Inc.	$7,126	5.4%	$6,447	5.0%	$679	10.5%	0.4%

(a)	Calculated as a percentage of total revenue.
(b)	Calculated percentage increase / (decrease) in dollars.
(c)	Calculated increase / (decrease) in percentage of total revenue.
*	Not meaningful.

Revenue

Total revenue increased $3.3 million, or 2.5%, for the twenty-six weeks ended June 28, 2015, primarily due to a $9.5 million increase in non-comparable restaurant sales. Total comparable restaurant sales decreased 0.3%. On a constant currency basis total revenue increased 8.4%.

U.S. restaurant revenue increased $11.2 million, or 11.3%, primarily due to increased non-comparable restaurant sales of $8.8 million and a 2.2% increase in comparable restaurant sales.

Brazil restaurant revenue decreased $7.9 million, or 26.2%, primarily due to a negative foreign exchange impact of $7.0 million and a 10.5% decrease in comparable restaurant sales due to the 2014 World Cup benefit, offset by a $0.7 million increase in non-comparable restaurant sales. On a constant currency and World Cup adjusted basis Brazil revenue increased 5.2%.

Food and Beverage Costs

Food and beverage costs increased $0.6 million, or 1.5%, for the twenty-six weeks ended June 28, 2015, primarily due to a $3.0 million increase in food and beverage costs from non-comparable restaurants, partially offset by a positive foreign exchange impact of $2.4 million. As a percentage of total revenue, total food and beverage costs decreased from 30.3% to 30.0%, due to management’s focus on waste reduction and production efficiencies.

Compensation and Benefit Costs

Compensation and benefit costs increased $2.4 million, or 8.5%, for the twenty-six weeks ended June 28, 2015, primarily due to a $1.8 million increase in non-comparable restaurant labor expenses, plus a $1.4 million increase in share-based compensation expense, primarily due to the recognition of equity-based awards that were granted in 2012 through 2015 which had liquidity vesting conditions that were satisfied by the IPO, triggering the recognition of cumulative share-based compensation during the period, all offset by foreign exchange impact of $1.0 million. As a percentage of total revenue, total compensation and benefits costs increased from 21.3% to 22.5%, primarily as a result of share-based compensation triggered by the IPO and reduced leverage on lower revenue in Brazil due to the 2014 World Cup benefit.

Occupancy and Other Operating Expenses

Occupancy and other operating expenses increased $0.6 million, or 2.6%, for the twenty-six weeks ended June 28, 2015, primarily due to a $1.6 million increase in non-comparable restaurant expense, partially offset by a positive foreign exchange impact of $1.2 million. As a percentage of total revenue, total occupancy and other operating costs remained consistent at 16.9%, primarily due to leverage on higher revenue at our comparable restaurants and improving efficiencies in our non-comparable locations as they ramp up, offset by reduced leverage on lower revenue in Brazil due to the 2014 World Cup benefit.

Marketing and Advertising Costs

Marketing and advertising costs increased $0.4 million, or 14.8%, for the twenty-six weeks ended June 28, 2015, primarily due to a planned increase in advertising spend on digital marketing. As a percentage of total revenue, marketing and advertising costs increased from 2.2% to 2.5%.

General and Administrative Costs

General and administrative costs increased $13.1 million, or 133.4%, for the twenty-six weeks ended June 28, 2015, due to $4.4 million increase in share-based compensation primarily due to equity-based awards that were granted in 2012 through 2015 which had liquidity vesting conditions that were satisfied by the IPO triggering the recognition of cumulative share-based compensation. Additionally, in connection with the IPO, we recognized $0.8 million in non-recurring IPO expenses and a $7.5 million charge for the disposition of the Advisory Services Agreement with an affiliate of THL. As a percentage of total revenue, general and administrative costs increased from 7.5% to 17.2%. Excluding these expenses related to the IPO, general and administrative costs would have been 7.6% as a percentage of total revenue.

Pre-opening Costs

Pre-opening costs increased $0.2 million to $1.5 million for the twenty-six weeks ended June 28, 2015. We opened three restaurants during the first six months of Fiscal 2015 compared to two openings during the same period last year.

Loss on Extinguishment / Modification of Debt

On June 24, 2015 we paid-off our existing Senior Credit Facility with the proceeds from the IPO plus the proceeds from the 2015 Credit Facility. As a result, we wrote off unamortized loan costs and unamortized original issue discounts, and paid a pre-payment penalty of $0.3 million for a total loss on the extinguishment of $6.0 million. We had previously refinanced the Senior Credit Facility in April of 2014 to obtain a reduced interest rate and recorded a $3.1 million loss on the modification.

Interest Expense

Interest expense, net of interest income and capitalized interest, decreased $2.0 million, or 20.9%, for the twenty-six weeks ended June 28, 2015, due to a reduction in interest rates on our Senior Credit Facility resulting from the refinancing of that facility in April 2014, as well as a decrease in the average outstanding principal balance owed.

Income Tax Expense (Benefit)

An income tax benefit of $13.3 million was recorded during the quarter due to the reversal of $13.9 million in deferred tax liabilities for unremitted foreign earnings. We determined that undistributed net earnings of our Brazilian subsidiaries will be indefinitely reinvested in operations outside the United States. Additionally, the Company determined that it would realize its net deferred tax asset and as such, released its valuation allowance of $2.8 million in the second quarter of Fiscal 2015. This benefit was included in the Company’s estimated annual effective tax rate.

Restaurant Contribution

(dollars in thousands)

	Twenty-Six Week Period Ended		Twenty-Six Week Period Ended
	June 28, 2015		June 29, 2014		Increase / (Decrease)
	Dollars	%(a)	Dollars	%(a)	Dollars	%(b)	%(c)
Revenue
U.S. Restaurant	$110,792	83.2%	$99,581	76.7%	$11,211	11.3%	6.5%
Brazil Restaurant	22,346	16.8%	30,278	23.3%	(7,932)	(26.2%)	(6.5%)
Other	31	0.0%	—	—	31	*	*
Total revenue	$133,169	100.0%	$129,859	100.0%	$3,310	2.5%	*
Restaurant operating costs
U.S.	$76,642	69.2%	$68,881	69.2%	$7,761	11.3%	0%
Brazil	15,856	71.0%	20,102	66.4%	(4,246)	(21.1%)	4.6%
Total restaurant operating costs	$92,498	69.5%	$88,983	68.5%	$3,515	4.0%	1.0%
Restaurant contribution
U.S.	$34,150	30.8%	$30,700	30.8%	$3,450	11.2%	0%
Brazil	6,490	29.0%	10,176	33.6%	(3,686)	(36.2%)	(4.6%)
Other	31	*	—	—	31	*	*
Total restaurant contribution	$40,671	30.5%	$40,876	31.5%	$(205)	(0.5%)	(1.0%)

(a)	Calculated as a percentage of total revenue or segment revenue where applicable.
(b)	Calculated percentage increase / (decrease) in dollars.
(c)	Calculated increase / (decrease) in percentage of total revenue or segment revenue where applicable.
*	Not meaningful.

Total restaurant contribution decreased $0.2 million, or 0.5%, for the twenty-six weeks ended June 28, 2015, primarily due to a $3.1 million increase attributable to non-comparable restaurants, offset by a $3.7 million reduction in Brazil restaurant contribution attributable to a negative foreign exchange impact of $2.3 million, and deleveraging on lower revenue due to lapping the benefit of the 2014 World Cup. As a percentage of revenue, total restaurant contribution decreased from 31.5% to 30.5%.

As a percentage of U.S. restaurant revenue, contribution margin was flat at 30.8%, due to a 0.2% reduction in food and beverage costs primarily due to management’s focus on waste reduction, a 0.4% increase in compensation and benefit costs due to share-based compensation charges, and a 0.1% decrease in occupancy and other operating expenses. Excluding the $1.4 million in share-based compensation expense triggered by the IPO, U.S. restaurant contribution margin would have been 32.1%.

As a percentage of Brazil restaurant revenue, contribution margin decreased 4.6% from 33.6% to 29.0%, due to a 1.8% increase in food and beverage costs primarily due to reduced leverage on lower revenue due to lapping the World Cup, increased promotions and discounts, a 1.7% increase in compensation and benefit costs due to reduced leverage on lower revenue due to lapping the World Cup, and a 1.1% increase in occupancy and other operating expenses due to reduced leverage on lower revenue due to lapping the World Cup.

Adjusted EBITDA

The following table sets forth the reconciliation of Adjusted EBITDA to net income for the thirteen and twenty-six week periods ended June 28, 2015 and June 29, 2014 (dollars in thousands).

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	June 28,	June 29,	June 28,	June 29,
	2015	2014	2015	2014
Net income attributable to Fogo de Chão, Inc.	$2,461	$3,685	$7,126	$6,447
Depreciation and amortization expense(a)	3,089	2,988	6,093	5,725
Interest expense, net	3,663	4,619	7,420	9,381
Income tax expense (benefit)	(14,581)	1,486	(13,329)	2,451
EBITDA	(5,368)	12,778	7,310	24,004
Pre-opening costs(b)	334	450	1,183	1,238
Loss on extinguishment/modification of debt(c)	5,991	3,090	5,991	3,090
Share-based compensation(d)	5,964	189	6,094	378
Management and consulting fees(e)	7,796	242	8,137	457
Retention agreement payments(f)	312	313	624	625
IPO related expenses(g)	398	50	782	76
Non-cash adjustments(h)	186	181	430	313
Adjusted EBITDA	$15,613	$17,293	$30,551	$30,181

(a)	For the thirteen and twenty-six week periods ended June 28, 2015, excludes $44 of depreciation expense attributable to our joint venture in Mexico.
(b)	Excludes $144 and $298 of pre-opening costs incurred by our joint venture in Mexico during the thirteen and twenty-six week periods ended June 28, 2015, respectively.
(c)

Consists primarily of non-cash charges resulting from the extinguishment/modification of our credit facilities. For the thirteen and twenty-six week periods ended June 28, 2015, includes $250 pre-payment premium and $76 in legal and other expenses we paid in connection with the termination of our Senior Credit Facility. See Note 7 to the Unaudited Condensed Consolidated Financial Statements.

(d)

For the thirteen and twenty-six week periods ended June 28, 2015, includes $5.7 million of compensation expense recognized upon the closing of the IPO attributable to the vesting of stock options. See Note 8 to the Unaudited Condensed Consolidated Financial Statements.

(e)

Consists primarily of payments to an affiliate of THL and advisors engaged by an affiliate of THL for advisory and consulting services. For the thirteen and twenty-six week periods ended June 28, 2015, includes the $7.5 million fee paid to an affiliate of THL as a result of the termination of the advisory services agreement with that affiliate. See Note 15 to the Unaudited Condensed Consolidated Financial Statements.

(f)	Consists of cash payments to our regional managers pursuant to retention and non-compete agreements executed in 2012. The final payments under these agreements are due in October 2015.
(g)

Represents external professional service costs incurred as we assessed and initiated the process of becoming a public company. These costs include accounting and legal fees for public readiness services, documentation of internal controls to comply with Section 404 of the Sarbanes-Oxley Act and external auditor fees incurred for review of all fiscal quarters included in the registration statement.

(h)	Consists of non-cash portion of straight line rent expense.

Supplemental Selected Constant Currency Information

As exchange rates are an important factor in understanding period-to-period comparisons, we believe the presentation of certain results on a constant currency basis in addition to reported results helps improve investors’ ability to understand our operating results and evaluate our performance in comparison to prior periods. Constant currency information compares results between periods as if exchange rates had remained constant period-over-period. We use results on a constant currency basis as one measure to evaluate our performance. We calculate constant currency by retranslating results across all prior periods presented using a derived exchange rate for the most current year periods presented based on actual results. The tables set forth below calculate constant currency at a foreign currency exchange rate of 3.0792 and 2.9716 Brazilian reais to 1 US dollar, which represents the derived exchange rates for the thirteen and twenty-six week periods ended June 28, 2015, respectively, calculated as explained above. These results should be considered in addition to, not as a substitute for, results reported in accordance with GAAP. Results on a constant currency basis, as we present them, may not be comparable to similarly titled measures used by other companies and are not measures of performance presented in accordance with GAAP.

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	June 28,	June 29,	June 28,	June 29,
	2015	2014	2015	2014
	(dollars in thousands)
Revenue as reported	$68,210	$68,542	$133,169	$129,859
Effect of foreign currency	—	(5,016)	—	(6,975)
Revenue at constant currency	$68,210	$63,526	$133,169	$122,884

Adjusted EBITDA	$15,613	$17,293	$30,551	$30,181
Effect of foreign currency	—	(1,605)	—	(1,884)
Adjusted EBITDA at constant currency	$15,613	$15,688	$30,551	$28,297
Adjusted EBITDA margin at constant currency	22.9%	24.7%	22.9%	23.0%

Restaurant contribution	$20,150	$22,817	$40,671	$40,876
Effect of foreign currency	—	(1,949)	—	(2,374)
Restaurant contribution at constant currency	$20,150	$20,868	$40,671	$38,502
Restaurant contribution margin at constant currency	29.5%	32.8%	30.5%	31.3%

Liquidity and Capital Resources

Our liquidity and capital requirements are principally the build-out cost of new restaurants, renovations of existing restaurants and corporate infrastructure, as well as for payments of principal and interest on our outstanding indebtedness and lease obligations. We also require capital resources to further expand and strengthen the capabilities of our corporate support and information technology infrastructures. Historically, our main sources of liquidity have been cash flow from operating activities, construction cost contributions from landlords when available to us (also known as tenant improvement allowances) and borrowings under our existing and previous credit facilities.

We did not repatriate any funds during the twenty-six weeks ended June 28, 2015, nor do we anticipate the need to repatriate any funds from Brazil operations in the future. Brazilian operations are typically funded from cash generated within Brazil, and our United States operations are typically funded from cash generated in the United States and we do not depend on dividends from Brazil for sufficient liquidity. Cash and cash equivalents as of June 28, 2015, includes $7.1 million attributable to our Brazil operations.

We intend to spend approximately $24.0 million to $28.0 million in Fiscal 2015 on capital expenditures, including $21.0 million to $25.0 million for new restaurant development and $1.0 million to $2.0 million on opportunistic restaurant remodeling.

As of June 28, 2015, our working capital deficit (excluding cash and cash equivalents) was $11.4 million and our cash and cash equivalents were $25.0 million. Our requirement for working capital is not significant since our restaurant customers pay for their food and beverage purchases in cash or credit cards at the time of the sale. Thus, we are able to sell many of our inventory items before we have to pay our suppliers for such items.

We believe that our cash from operations, proceeds from our IPO and borrowings under our new 2015 Credit Facility will be adequate to meet our liquidity needs and capital expenditure requirements for at least the next 12 months. We also consider our expected cash flows from operations and agreed-upon landlord tenant improvement allowances to be additional sources of funds for our planned capital expenditures during the next several years.

The following table presents the primary components of net cash flows provide by and used in operating, investing and financing activities for the periods presented.

	Twenty-Six Week Periods Ended
	June 28, 2015	June 29, 2014
	(in thousands)
Net cash provided by (used in)
Operating activities	$5,482	$7,957
Investing activities	(7,034)	(9,817)
Financing activities	7,697	5,178
Effect of foreign exchange	(552)	431
Net increase in cash	$5,593	$3,749

Operating Activities

Net cash provided by operating activities decreased to $5.5 million for the twenty-six weeks ended June 28, 2015, from $8.0 million for the twenty-six weeks ended June 29, 2014. Net cash provided by operating activities consists primarily of net income, adjusted for non-cash expenses such as depreciation and amortization, and the net change in operating assets and liabilities.

Net cash provided by operating activities for the twenty-six weeks ended June 28, 2015 primarily consisted of net income adjusted for non-cash expenses including $6.0 million debt extinguishment, $6.1 million share-based compensation charge, a $13.9 million adjustment in deferred tax liability due to permanent deferral of unremitted foreign earnings, and a decrease in interest payable.

Investing Activities

Net cash used in investing activities decreased by $2.8 million to $7.0 million for the twenty-six weeks ended June 28, 2015, primarily due to the timing of new restaurant construction projects during the year.

Financing Activities

Net cash provided by financing activities was $7.7 million for the twenty-six weeks ended June 28, 2015 primarily consisting of net proceeds from the sale of common stock during the IPO as well as proceeds from the draw on the 2015 Credit Facility, all offset by principal payments to extinguish the Senior Credit Facility. Net cash provided by financing activities was $5.2 million for the twenty-six weeks ended June 29, 2014 primarily consisting of proceeds from a draw on the Senior Credit Facility, all offset by principal payments on the Senior Credit Facility.

Credit Facilities

On June 24, 2015, in connection with the closing of the IPO, we refinanced the Senior Credit Facility and entered into the 2015 Credit Facility. Upon the closing of the IPO, we drew $165.0 million on the new 2015 Credit Facility and used those borrowings, along with the net proceeds from the IPO, to repay the outstanding debt under the existing Senior Credit Facility.

The 2015 Credit Facility provides for a $250.0 million revolving credit facility (the “Revolving Credit Facility”). The loans under the Revolving Credit Facility mature on June 24, 2020.

At our option, loans under the Revolving Credit Facility may be Base Rate Loans or Eurodollar Rate Loans and bear interest at a Base Rate or Eurodollar Rate, respectively, plus the Applicable Rate. The “Applicable Rate” for any Base Rate Loans or Eurodollar Rate Loan shall be between 50 and 150 basis points with respect to Base Rate Loans and between 150 and 250 basis points with respect to Eurodollar Rate Loans, depending on the Total Rent Adjusted Leverage Ratio.  The current Applicable Rate will be (i) in the case of any Base Rate Loan 1.00% and in the case of any Eurodollar Rate Loan, 2.00%.

The 2015 Credit Facility contains a number of affirmative, negative and financial covenants, and events of default customary for facilities of this type.  The covenants, among other things, restrict our ability to incur additional indebtedness, make certain acquisitions, engage in certain transactions with affiliates, and authorize or pay dividends. In addition, we will be required to maintain two financial covenants, which include a maximum Total Rent Adjusted Leverage Ratio (at levels that may vary by quarter until maturity) and a minimum Consolidated Interest Coverage Ratio. Beginning with the third quarter ending September 27, 2015, these required ratios will be 5.50 to 1 and 2.00 to 1, respectively.

As of June 28, 2015, we had five letters of credit outstanding for a total of $2.4 million and $82.6 million of available borrowing capacity under the new 2015 Credit Facility.

Contractual Obligations

In Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our final prospectus filed on June 19, 2015, we disclosed that we had $449.7 million in total contractual obligations as of March 29, 2015. Other than the items discussed below, there have been no material changes in our total obligations during the thirteen weeks ended June 28, 2015 outside of the normal course of our business.

On June 24, 2015, in connection with the closing of the IPO, we refinanced the Senior Credit Facility and entered into the 2015 Credit Facility. Upon the closing of the IPO, we drew $165.0 million on the new 2015 Credit Facility and used those borrowings, along with the net proceeds from the IPO, to repay the outstanding debt under the existing Senior Credit Facility.

We lease certain restaurant locations, storage spaces, buildings and equipment under non-cancelable operating leases. Our restaurant leases generally have initial terms of between 10 and 20 years, and generally can be extended only in five-year increments. Our leases expire at various dates between 2016 and 2033, excluding extensions at our option. During the second quarter of Fiscal 2015, we entered into seven additional leases adding estimated minimum future rental payments of approximately $35.6 million as of June 28, 2015 attributable to these non-cancelable operating leases.

Off-Balance Sheet Arrangements

We enter into standby letters of credit to secure certain of our obligations, including insurance programs and lease obligations. As of June 28, 2015, letters of credit and letters of guaranty totaling $2.4 million have been issued. Other than these standby letters of credit, we do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. In addition, we have not entered into any derivative contracts or synthetic leases.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and consolidated results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. We base these estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates.

We believe our critical accounting policies are affected by significant judgments and estimates used in the preparation of our consolidated financial statements and that the judgments and estimates are reasonable. Our critical accounting policies and estimates are described in our annual consolidated financial statements and the related notes in our final prospectus filed on June 19, 2015.

JOBS Act

We are an “emerging growth company,” as defined in the Jumpstart our Business Startups Act of 2012, or the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In addition, even if we comply with the greater obligations of public companies that are not emerging growth companies immediately after the initial public offering, we may avail ourselves of the reduced requirements applicable to emerging growth companies from time to time in the future.

Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, for complying with new or revised accounting standards. However, we are choosing to opt out of any extended transition period, and as a result we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

We will remain an “emerging growth company” for up to five years following the completion of our initial public offering (2020), or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Exchange Risk

The reporting currency for our consolidated financial statements is the US dollar. However, during the twenty-six week periods ended June 28, 2015 and June 29, 2014 we generated approximately 16.8% and 23.3%, respectively, of our revenue in Brazil. As a result, we have been impacted by changes in exchange rates and may be impacted materially for the foreseeable future. For example, if the US dollar strengthens it would have a negative impact on our Brazilian operating results upon translation of those results into US dollars for the purposes of consolidation. The exchange rate of the Brazilian real against the US dollar is currently near a multi-year high. Any hypothetical loss in revenue could be partially or completely offset by lower food and beverage costs and lower selling, general and administrative costs that are generated in Brazilian reais. A 10% appreciation in the relative value of the US dollar compared to the Brazilian real would have resulted in lost income from operations of approximately $0.2 million and $0.5 million for the twenty-six week periods ended June 28, 2015 and June 29, 2014, respectively. To the extent the ratio between our revenue generated in Brazilian reais increases as compared to our expenses generated in Brazilian reais, we expect that our results of operations will be further impacted by changes in exchange rates. We do not currently hedge foreign currency fluctuations. However, in the future, in an effort to mitigate losses associated with these risks, we may at times enter into derivative financial instruments, although we have not historically done so. These may take the form of forward sales contracts and option contracts. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.

Interest Rate Risk

We are exposed to market risk from changes in interest rates on our debt, which bears interest at variable rates and is a function of our Total Rent Adjusted Leverage Ratio as defined in the credit agreement. As of June 28, 2015, we had total aggregate principal amount of outstanding borrowings of $165.0 million. A 1.00% increase in the effective interest rate applied to these borrowings would result in an interest expense increase of $1.7 million on an annualized basis. We manage our interest rate risk through normal operating and financing activities and, when determined appropriate, through the use of derivative financial instruments.

Inflation

Inflationary factors such as increases in food, beverage and overhead costs may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross margin and selling, general and administrative costs as a percentage of revenue if our menu prices do not increase with these increases.

Item 4. Controls and Procedures

We are not currently required to make a formal assessment of the effectiveness of our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) until the year following our first annual report is required to be filed with the SEC. As discussed in our final prospectus filed on June 19, 2015, in connection with the audit of our financial statements for the period ended December 29, 2013, the period from May 24, 2012 to December 30, 2012, and the period from January 2, 2012 to July 20, 2012, we and our independent registered public accounting firm identified material weaknesses in internal control over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In particular, we did not design an effective control environment with sufficient personnel with the appropriate level of accounting knowledge, experience and training to assess the completeness and accuracy of the technical accounting matters, principally related to accounting for business combinations and accounting for modifications of debt instruments, nor did we have a sufficient number of accounting personnel to allow for appropriate segregation of duties or thorough review and supervision of our financial closing process. We also did not design, maintain or implement effective control activities relating to formal accounting policies. Specifically, we did not design, maintain or implement policies and procedures to adequately review and account for transactions that arise in the normal course of business, which limited our ability to make accounting decisions and to detect and correct accounting errors. As of the date hereof, we have not fully re-designed, implemented and tested internal controls to remediate the material weaknesses. There have been no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Each of the material weaknesses could result in a misstatement of our financial statements or disclosures that would result in a material misstatement of our annual or interim consolidated financial statements that would not be prevented or detected. As of the date of this report on Form 10-Q, we have not fully re-designed, implemented and tested internal controls to remediate the material weaknesses.

Our management establishes and maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. We have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, with the participation of our CEO and CFO, as well as other key members of our management. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of June 28, 2015 because of the material weakness in our internal control over financial reporting. We are continuing to take the necessary steps to remediate.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Since opening our first location in the United States in 1997, we have brought churrasqueiros, or gaucho chefs, to the United States from Brazil utilizing the L-1B “specialized knowledge” visa which generally permits an employee to remain in the United States for up to five years. We also utilize the L-1A “intracompany manager” visa for our employees who qualify. The L-1A visa generally permits an employee to remain in the United States for up to seven years.

The Department of Homeland Security’s Bureau of Citizenship & Immigration Services (USCIS, formerly INS) began to narrow its interpretation of L-1B visa eligibility as to all corporate petitioners in 2007. Beginning in 2009, the USCIS ceased approving our L-1B visas and recommended that the petitions of 10 current L-1B visa holders be revoked. We contested the adverse actions before USCIS, and then sued USCIS in US District Court. The US District Court affirmed the USCIS denials in 2013, but we appealed that determination, and on October 21, 2014, the US Court of Appeals for the D.C. Circuit granted our appeal, reversed the USCIS denial, and remanded the representative L-1B petition in question to the district court, with instructions to vacate the denial and to remand to USCIS for further consideration in light of the Court’s correction of USCIS’s factual and legal adjudication errors. USCIS reopened the matter pursuant to the DC Circuit’s remand order. On June 12, 2015, USCIS again denied the L-1B petition. On August 7, 2015, we filed a complaint for declaratory and mandamus relief in the US District Court for the District of Columbia seeking to overturn the latest USCIS denial and effectuate the prior holding of the DC Circuit. We do not know when the District Court will rule on our complaint.

We are currently involved in various claims, investigations and legal actions that arise in the ordinary course of our business, including claims and investigations resulting from employment-related matters. None of these matters, most of which are covered by insurance, has had a material effect on us, and as of the date of this report on Form 10-Q, we are not party to any material pending legal proceedings and are not aware of any claims that could have a material adverse effect on our business, financial condition, results of operations or cash flows. However, a significant increase in the number of these claims or an increase in amounts owing under successful claims could materially and adversely affect our business, financial condition, results of operations or cash flows.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our final prospectus filed on June 19, 2015.

Item 2. Unregistered Sales of Equity and Use of Proceeds

Use of Proceeds from Initial Public Offering of Common Stock

On June 19, 2015, we priced the initial public offering of our common stock pursuant to a Registration Statement on Form S-1 (File No. 333-203527) (the “Registration Statement”), that was declared effective on June 19, 2015. The offering closed on June 24, 2015. Under the Registration Statement, we registered, issued and sold 5,073,528 shares of our common stock, including 661,764 shares pursuant to the underwriters’ option to purchase additional shares, at a price to the public of $20.00 per share for an aggregate offering price of $101.5 million.

We received net proceeds in the offering, including the exercise of the underwriters’ option, of approximately $91.3 million after deducting underwriting discounts and commissions of $7.1 million and offering related expenses of $3.1 million. Other than these payments, we did not make any payments of expenses in connection with the offering to directors, officers or persons owning ten percent or more of any class of our equity securities, or to their associates, or to our affiliates. The net proceeds, together with $165.0 million of borrowings under our new 2015 Credit Facility, were used to repay our existing Senior Credit Facility.

As a result of the IPO, we terminated our Advisory Services Agreement with an affiliate of Thomas H. Lee Partners, L.P. (“THL”). Funds affiliated with THL hold 80% of our outstanding common stock. We paid a one-time non-recurring payment of $7.5 million in connection with the termination of this agreement.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Index

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Registrant's Current Report on Form 8-K filed June 30, 2015).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Registrant's Current Report on Form 8-K filed June 30, 2015).

10.1

Credit Agreement, dated as of June 18, 2015, among Brasa (Holdings) Inc., as Borrower, Brasa (Purchaser) Inc., as Holdings, Wells Fargo Bank, National Association, as Administrative Agent and Swing Line Lender, Wells Fargo Bank, National Association and JPMorgan Chase Bank, N.A. as L/C Issuers and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed June 30, 2015).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*

This certification is not deemed to be "filed" for purposes of section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. This certification is not deemed to be incorporated by reference into any filing under the Securities Act of 1933 or Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOGO DE CHAO, INC.

Date: August 12, 2015	By:	/s/ Lawrence J. Johnson
Lawrence J. Johnson
Chief Executive Officer

Date: August 12, 2015	By:	/s/ Anthony D. Laday
Anthony D. Laday
Chief Financial Officer