Form 10-Q
period 2015-09-27
Fogo de Chao, Inc.
filed 2015-11-05
CIK 1627487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a small reporting company)	Small reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of November 4, 2015, the registrant had 28,040,487 shares of common stock, $0.01 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Fogo de Chão, Inc.

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share and par value amounts)

	September 27,	December 28,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$21,788	$19,387
Accounts receivable	6,441	10,096
Inventories	4,163	5,456
Deferred tax assets	1,650	986
Prepaid expenses and other current assets	3,490	3,144
Total current assets	37,532	39,069
Property and equipment, net	119,864	113,206
Prepaid rent	406	656
Goodwill	205,221	220,316
Intangible assets, net	92,984	100,480
Deferred tax assets	187	—
Other assets	4,259	3,442
Total assets (a)	$460,453	$477,169
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$22,917	$31,788
Current portion of long-term debt	—	4,788
Deferred revenue	4,069	4,857
Total current liabilities	26,986	41,433
Deferred rent	12,446	10,642
Long-term debt, less current portion	165,000	238,257
Deferred tax liabilities	15,863	29,982
Other noncurrent liabilities	1,169	1,396
Total liabilities (a)	221,464	321,710
Commitments and contingencies (Note 12)
Equity:
Fogo de Chão, Inc. shareholders' equity:
Preferred stock, $0.01 par value, 15,000,000 shares authorized, no shares issued and outstanding as of September 27, 2015; no shares authorized as of December 28, 2014	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized and 27,914,782 shares issued and outstanding as of September 27, 2015; 30,550,560 shares authorized and 22,813,378 shares issued and outstanding as of December 28, 2014	279	228
Additional paid-in capital	274,065	175,987
Accumulated earnings	22,510	7,586
Accumulated other comprehensive loss	(59,639)	(29,720)
Total Fogo de Chão, Inc. shareholders' equity	237,215	154,081
Noncontrolling interests	1,774	1,378
Total equity	238,989	155,459
Total liabilities and equity	$460,453	$477,169

(a)

Consolidated assets as of September 27, 2015 and December 28, 2014 include total assets of $2,215 and $1,455, respectively, attributable to joint venture that can only be used to settle the obligations of the joint venture. Consolidated liabilities as of September 27, 2015 include total liabilities of $171 attributable to the consolidated joint venture. There were no liabilities of the joint venture as of December 28, 2014. See Note 6.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Fogo de Chão, Inc.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except share and per share amounts)

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	September 27,	September 28,	September 27,	September 28,
	2015	2014	2015	2014
Revenue	$60,969	$63,694	$194,138	$193,553
Restaurant operating costs:
Food and beverage costs	18,593	18,819	58,504	58,145
Compensation and benefit costs	13,176	13,047	43,202	40,719
Occupancy and other operating expenses (excluding depreciation and amortization)	11,117	11,056	33,678	33,041
Total restaurant operating costs	42,886	42,922	135,384	131,905
Marketing and advertising costs	1,338	1,431	4,609	4,280
General and administrative costs	4,082	5,730	26,968	15,534
Pre-opening costs	853	170	2,334	1,408
Loss on extinguishment/modification of debt	—	—	5,991	3,090
Depreciation and amortization	3,100	2,995	9,237	8,720
Other operating (income) expense, net	45	61	(123)	(52)
Total costs and expenses	52,304	53,309	184,400	164,885
Income from operations	8,665	10,385	9,738	28,668
Other income (expense):
Interest expense, net	(916)	(3,962)	(8,336)	(13,343)
Other income (expense), net	(43)	(1)	(38)	(5)
Total other income (expense), net	(959)	(3,963)	(8,374)	(13,348)
Income before income taxes	7,706	6,422	1,364	15,320
Income tax expense (benefit)	(253)	2,104	(13,582)	4,555
Net income	7,959	4,318	14,946	10,765
Less: Net income (loss) attributable to noncontrolling interest	161	(174)	22	(174)
Net income attributable to Fogo de Chão, Inc.	$7,798	$4,492	$14,924	$10,939
Net income	$7,959	$4,318	$14,946	$10,765
Other comprehensive loss:
Currency translation adjustment	(17,447)	(11,127)	(30,034)	(4,615)
Total other comprehensive loss	$(17,447)	$(11,127)	$(30,034)	$(4,615)
Comprehensive income (loss)	(9,488)	(6,809)	(15,088)	6,150
Less: Comprehensive loss attributable to noncontrolling interest	(24)	(171)	(93)	(171)
Comprehensive income (loss) attributable to Fogo de Chão, Inc.	$(9,464)	$(6,638)	$(14,995)	$6,321
Earnings per common share attributable to Fogo de Chão, Inc.:
Basic	$0.28	$0.20	$0.61	$0.48
Diluted	$0.27	$0.20	$0.59	$0.48
Weighted average common shares outstanding:
Basic	27,914,782	22,669,508	24,621,063	22,669,508
Diluted	29,223,549	23,022,215	25,389,825	22,999,454

The accompanying notes are an integral part of these condensed consolidated financial statements.

Fogo de Chão, Inc.

Unaudited Condensed Consolidated Statement of Shareholders’ Equity

(in thousands, except share amounts)

			Additional	Accumulated	Accumulated Other	Fogo de Chão, Inc.
	Common Stock		Paid-In	(Deficit)	Comprehensive	Shareholders'	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Loss	Equity	Interests	Equity
December 29, 2013	22,669,548	$227	$175,223	$(9,969)	$(15,159)	$150,322	$—	$150,322
Net income (loss)	—	—	—	10,939	—	10,939	(174)	10,765
Share-based compensation	—	—	567	—	—	567	—	567
Currency translation adjustment, net of tax benefit of $0	—	—	—	—	(4,618)	(4,618)	3	(4,615)
Contribution from noncontrolling interests	—	—	—	—	—	—	1,075	1,075
September 28, 2014	22,669,548	$227	$175,790	$970	$(19,777)	$157,210	$904	$158,114
Net income (loss)	—	—	—	6,616	—	6,616	(108)	6,508
Restricted shares vested	143,830	1	(1)	—	—	—	—	—
Share-based compensation	—	—	198	—	—	198	—	198
Currency translation adjustment on unremitted earnings	—	—	—	—	393	393	—	393
Currency translation adjustment, net of tax benefit of $0	—	—	—	—	(10,336)	(10,336)	(124)	(10,460)
Contribution from noncontrolling interests	—	—	—	—	—	—	706	706
December 28, 2014	22,813,378	$228	$175,987	$7,586	$(29,720)	$154,081	$1,378	$155,459
Net income	—	—	—	14,924	—	14,924	22	14,946
Issuance of common stock	27,876	—	301	—	—	301	—	301
Issuance of common stock in connection with IPO, net of transaction costs	5,073,528	51	91,266	—	—	91,317	—	91,317
Share-based compensation	—	—	6,511	—	—	6,511	—	6,511
Currency translation adjustment	—	—	—	—	(29,919)	(29,919)	(115)	(30,034)
Contributions from noncontrolling interests	—	—	—	—	—	—	924	924
Distributions to noncontrolling interests	—	—	—	—	—	—	(435)	(435)
September 27, 2015	27,914,782	$279	$274,065	$22,510	$(59,639)	$237,215	$1,774	$238,989

The accompanying notes are an integral part of these condensed consolidated financial statements.

Fogo de Chão, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Thirty-Nine Week Periods Ended
	September 27,	September 28,
	2015	2014
Cash flows from operating activities:
Net income	$14,946	$10,765
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization of property and equipment	9,033	8,502
Amortization of definite-lived intangibles	204	218
Amortization of favorable/unfavorable leases	(138)	(137)
Amortization of debt issuance costs	308	257
Amortization original issue discount	549	949
Loss on debt extinguishment/modification	5,991	3,090
Deferred income taxes	(14,970)	2,550
Share-based compensation expense	6,511	567
Loss on disposal of property and equipment	55	37
Changes in operating assets and liabilities:
Accounts receivable	2,166	2,720
Prepaid expenses and other assets	(717)	(47)
Inventories	575	714
Accounts payable and accrued expenses	(8,975)	(14,190)
Accrued interest	(3,472)	664
Deferred revenue	(694)	(1,394)
Deferred rent and tenant allowance	1,741	1,668
Net cash flows provided by operating activities	13,113	16,933
Cash flows from investing activities:
Capital expenditures	(14,527)	(11,424)
Net cash flows used in investing activities	(14,527)	(11,424)
Cash flows from financing activities:
Proceeds from term loan, net of discount	—	224,574
Debt issuance costs	(2,439)	(784)
Repayment on term loans, Senior Credit Facility	(3,349)	(226,182)
Payoff of term loans, Senior Credit Facility	(245,085)	—
Pre-payment premium and fees, payoff, Senior Credit Facility	(326)	—
Borrowings on 2015 Credit Facility	165,000	—
Borrowings on revolver	—	7,000
Repayment on revolver	—	(12,500)
Proceeds from the issuance of common stock	301	—
Proceeds from the issuance of common stock sold in initial public offering, net of underwriter fees	94,368	—
Payments of initial public offering costs	(2,767)
Contributions from noncontrolling interest	924	1,075
Distributions to noncontrolling interest	(435)	—
Net cash flows provided by (used in) financing activities	6,192	(6,817)
Effect of foreign exchange rates on cash and cash equivalents	(2,377)	(337)
Net increase (decrease) in cash and cash equivalents	2,401	(1,645)
Cash and cash equivalents at beginning of period	19,387	16,010
Cash and cash equivalents at end of period	$21,788	$14,365
Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest	$11,557	$13,522
Income taxes, net of refunds	$1,463	$1,770
Non-cash activities:
Capital expenditures included in accounts payable and accrued expenses	$5,648	$1,267
Debt issuance costs included in accounts payable and accrued expenses	$444	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Fogo de Chão, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

1. Description of Business

Fogo de Chão, Inc. and subsidiaries (the “Company”) operates upscale Brazilian churrascaria steakhouses under the brand of Fogo de Chão. As of September 27, 2015, the Company operated, through its subsidiaries, 26 restaurants in the United States and 10 restaurants in Brazil and one joint venture restaurant in Mexico.

Fogo de Chão, Inc. is a holding company with no assets or operations of its own. The Company owns 100% of Brasa (Purchaser) Inc. (“Brasa Purchaser”), which owns Brasa (Holdings) Inc. (“Brasa Holdings”). Brasa Holdings owns Fogo de Chão (Holdings) Inc. (“Fogo Holdings”), which owns the Company’s domestic and foreign operating subsidiaries.

On June 24, 2015, the Company completed an initial public offering (the "IPO") of 5,073,528 shares of common stock at a price to the public of $20.00 per share, which included 661,764 shares sold to the underwriters pursuant to their option to purchase additional shares. After underwriters’ discounts and commissions and offering costs, the Company received net proceeds from the offering of approximately $91,317. Proceeds from the offering were used to repay borrowings under the Company’s credit facility (see Note 7).

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

Capitalized Interest

Direct and certain related indirect costs of construction, including interest, are capitalized in conjunction with construction and development projects. These costs are included in property and equipment and are amortized over the life of the related building and leasehold interest. The Company capitalized $28 and $59 of interest during the thirteen and thirty-nine week periods ended September 27, 2015, respectively, and capitalized $3 and $112 during the thirteen and thirty-nine week periods ended September 28, 2014, respectively.

Deferred Initial Public Offering Costs

At December 28, 2014, the Company had deferred $1,041 of IPO related costs. Deferred IPO costs, which primarily consisted of direct, incremental legal, accounting and other professional fees relating to the IPO, are included in other assets (noncurrent) in the consolidated balance sheet. These deferred costs were offset against the IPO proceeds upon the consummation of the offering during the second quarter of Fiscal 2015.

Fair Value

Fair value is defined as the price that would be received to sell an asset or price paid to transfer a liability in an orderly transaction between market participants at the measurement date. Authoritative guidance for fair value measurements establishes a hierarchy that prioritizes the inputs to valuation models based upon the degree to which they are observable. The three levels of the fair value measurement hierarchy are as follows:

Level 1: Inputs represent quoted prices in active markets for identical assets or liabilities at the measurement date.

Level 2: Inputs (other than quoted prices included in Level 1) that are either directly or indirectly observable or the asset or liability through correlation with market data at the measurement date for the duration of the instrument’s anticipated life.

Level 3: Inputs are unobservable and therefore reflect management’s best estimate of the assumptions that market participants would use in pricing the asset or liability.

As of September 27, 2015 and December 28, 2014, the fair value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and other current liabilities approximated their carrying value due to their short-term nature. The carrying amounts of the long-term debt approximate fair value as interest rates vary with the market interest rates and negotiated terms and conditions are consistent with current market terms (Level 2).

Revenue

Revenue from restaurant sales is recognized when food and beverage products are sold and is presented net of employee meals and complimentary meals. Proceeds from the sale of gift cards that do not have expiration dates are recorded as deferred revenue at the time of the sale and recognized as revenue when the gift card is redeemed by the holder. The portion of gift cards sold which are never redeemed is commonly referred to as gift card breakage. The Company recognizes gift card “breakage” revenue for gift cards when the likelihood of redemption becomes remote and the Company determines there is no legal obligation to remit the value of the unredeemed gift cards to governmental agencies. The Company estimates the gift card breakage rate based upon the pattern of historical redemptions. Prior to the third quarter of Fiscal 2014, the Company did not recognize any breakage revenue because it did not have sufficient historical data to allow management to reasonably estimate a pattern of historical redemptions. During the third quarter of Fiscal 2014, the Company concluded it had accumulated sufficient historical data from a large pool of homogeneous

Fogo de Chão, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

transactions to allow management to reasonably and objectively determine an estimated pattern of historical gift card redemptions. Accordingly, the Company accounted for this change prospectively as a change in estimate and recorded an adjustment during the third quarter of Fiscal 2014 to recognize previously unrecognized breakage revenue in the amount of $684 on gift cards whose likelihood of redemption was determined to be remote. During the fourth quarter of Fiscal 2014 the Company recognized an additional $195 in gift card breakage revenue. The Company recognized $18 and $49 in gift card breakage revenue during the thirteen and thirty-nine week periods ended September 27, 2015, respectively.

Insurance Reserves

Beginning in Fiscal 2013, the Company is self-insured for certain losses related to workers’ compensation claims and Company-sponsored employee health insurance programs. The Company estimates the accrued liabilities for all self-insurance programs at the end of each reporting period. Accrued liabilities include the estimated incurred but unreported costs to settle unpaid claims. To limit exposure to losses, the Company maintains stop-loss coverage through third-party insurers. The deductibles range from approximately $200 to $250 per claim. The accrued liability attributable to all self-insurance programs was $1,392 and $1,230 as of September 27, 2015 and December 28, 2014, respectively, and is included in accounts payable and accrued expenses in the consolidated balance sheets. The estimated liability is not discounted and is based on a number of assumptions and factors, including historical trends and actuarial assumptions.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” The core principle of the standard is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU will replace most existing revenue recognition guidance in GAAP. New qualitative and quantitative disclosure requirements aim to enable financial statement users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The ASU permits the use of either the retrospective or cumulative effect transition method. In July 2015, the FASB decided to delay the effective date of ASU 2014-09 by one year. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. The Company has not yet selected a transition method or determined the effect, if any, that this ASU will have on its consolidated financial statements and related disclosures.

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

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which changes the presentation of debt issuance costs in financial statements, requiring an entity to present such costs in the balance sheet as a direct deduction from the carrying amount of long-term debt, consistent with debt discounts or premiums. Presently, debt issuance costs are reported as an asset (other assets, non-current) in the Company’s consolidated balance sheets. In August 2015, the FASB issued ASU 2015-15, which clarifies the treatment of debt issuance costs attributable to line-of-credit arrangements after the adoption of ASU 2015-03. In particular, ASU 2015-15 clarifies that the SEC staff would not object to an entity deferring and presenting debt issuance costs related to a line-of-credit arrangement as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of such arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-03 and ASU 2015-15 are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods thereafter. Early adoption is permitted. The new guidance would be applied retrospectively to all prior reporting periods presented. The Company is currently assessing the expected impact, if any, these ASUs will have on its consolidated financial statements.

Fogo de Chão, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

5. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	September 27,	December 28,
	2015	2014
Accounts payable	$10,872	$10,590
Deferred rent (current)	237	309
Payroll and payroll related	6,181	9,975
Interest payable	116	3,587
Sales and beverage taxes payable	1,243	1,971
Self-insurance reserves	1,392	1,230
Income and other taxes payable	779	1,018
Other accrued expenses	2,097	3,108
Total	$22,917	$31,788

6. Joint Ventures

Mexico

On July 1, 2014, the Company entered into a joint venture agreement with Minajaro, S.A. de C.V. (“Minajaro,” and together with the Company, the “Parties”), a non-related party, to form JV Churrascaria Mexico, S. de R.L. de C.V. (the “Minajaro JV”), for the purposes of jointly developing, constructing and operating Brazilian style steakhouses under the “Fogo de Chão” name in certain locations in Mexico. Pursuant to the joint venture agreement, the Company owns 51% of the ownership interests in the joint venture and is entitled to receive 50% of the profits of the joint venture after the Parties recoup their initial contributions. The Company is also entitled to a license fee equal to a percentage of the annual gross revenue of each restaurant developed, constructed or operated by the Minajaro JV.

The Company determined that it is the primary beneficiary of the joint venture since the Company will have the power to direct activities that significantly impact the entity on a day-to-day basis. These activities include, but are not limited to having an affirmative vote over key operating decisions of the joint venture.

In May of 2015, the Minajaro JV opened its first restaurant in Mexico City. Fogo Holdings recognized $43 and $80 in license fee income during the thirteen and thirty-nine week periods ended September 27, 2015, respectively. This income, and the related expense recognized by the Minajaro JV, are eliminated in consolidated net income. The license fee expense, recognized by the Minajaro JV, is included in net income (loss) attributable to the noncontrolling interest. The license fee income, recognized by Fogo Holdings, is included in net income attributable to Fogo de Chão, Inc.

Net income (loss) from the Minajaro JV for the thirteen and thirty-nine week periods ended September 27, 2015, have been allocated to the Company’s joint venture partner in accordance with the terms of the joint venture agreement. The assets of the consolidated joint venture are restricted for use only by the joint venture and are not available for the Company’s general operations.

As of September 27, 2015, all net assets of the Minajaro JV have been contributed and are owned by the Company’s joint venture partner and, as a result, have been allocated to the noncontrolling interest in the Minajaro JV.

Fogo de Chão, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

The following table presents the consolidated assets and liabilities of the Minajaro JV included within the Company’s consolidated balance sheets as of September 27, 2015 and December 28, 2014, respectively.

	September 27, 2015	December 28, 2014
Cash and cash equivalents	$93	$—
Accounts receivable	50	—
Inventories	84	—
Prepaid expenses and other assets	549	469
Property and equipment, net	1,439	986
Total assets	$2,215	$1,455
Accounts payable and accrued expenses	$441	$77
Total liabilities	441	77
Noncontrolling interest	1,774	1,378
Total owners' equity	1,774	1,378
Total liabilities and owners' equity	$2,215	$1,455

Accounts payable include $270 and $77 due to the Company as of September 27, 2015 and December 28, 2014, respectively, and are eliminated in consolidation.

Middle East

During the first quarter of Fiscal 2015, a wholly-owned subsidiary of the Company entered into a shareholders agreement with FDC Global Holdings B.V., a non-related party owned by the Enany Group, to form FD Restaurants Ltd., a Cayman Islands exempted company (the “Middle East Venture”), for the purposes of jointly developing, constructing and operating Brazilian style steakhouses under the “Fogo de Chão” name in certain locations in the United Arab Emirates, Qatar, Kuwait, Oman, Bahrain, the Kingdom of Saudi Arabia and Lebanon. Pursuant to the agreement, the Company will own 51% of the ownership interests in the Middle East Venture and will be entitled to receive 50% of the profits of the Middle East Venture after the parties recoup their initial contributions. The Company will be entitled to a license fee equal to a percentage of the annual gross revenue of each restaurant developed, constructed or operated by the Middle East Venture. The Company accounts for its investment in the Middle East Venture under the equity method as it has determined that it does not have a controlling interest in the Middle East Venture since the Company will not have the power to direct activities that significantly impact the Middle East Venture on a day-to-day basis, but does have the ability to exercise significant influence. The Company’s consolidated financial statements do not include any amounts of license fee revenue attributable to the Middle East Venture, as the construction of restaurants included in the joint venture are currently in process. As of September 27, 2015, the Company has no basis in the Middle East Venture as it has not contributed any capital to the entity.

Fogo de Chão, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

7. Long-Term Debt

Long-term debt consists of the following:

	September 27,	December 28,
	2015	2014
Senior Credit Facility:
Term Loan A	$—	$223,434
Term Loan B	—	25,000
2015 Credit Facility:
Revolving Credit Facility	165,000	—
	165,000	248,434
Debt discount	—	(5,389)
Line of credit (Senior Credit Facility)	—	—
	165,000	243,045
Less: Current portion of long-term debt	—	(4,788)
Long-term debt, less current portion	$165,000	$238,257

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

The Borrower and its restricted subsidiaries are subject to affirmative, negative and financial covenants, and events of default customary for facilities of this type (with customary grace periods, as applicable, and lender remedies). The covenants, among other things, restrict, subject to certain exceptions, the Borrower’s and each of its restricted subsidiary’s ability to (i) incur additional indebtedness, (ii) issue stock, (iii) create liens on assets, (iv) engage in mergers or consolidations, (v) sell assets, (vi) make investments, loans or advances, (vii) make certain acquisitions, (viii) engage in certain transactions with affiliates, (ix) authorize or pay dividends, (x) enter into certain restrictive agreements and (xi) change lines of business or fiscal year. In addition, the Borrower will be required to maintain two financial covenants, which include a maximum Total Rent Adjusted Leverage Ratio (at levels that may vary by quarter until maturity) and a minimum Consolidated Interest Coverage Ratio. Beginning with the third quarter ending September 27, 2015, these required ratios are 5.50 to 1 and 2.00 to 1, respectively. The Company was in compliance with these covenants at September 27, 2015.

Because the Company is not required to make principal payments on any outstanding balance under the Revolving Credit Facility until June 24, 2020, any outstanding balance is reported as non-current in the Company’s consolidated balance sheet as a component of long-term debt.

As of September 27, 2015, the Company had five letters of credit outstanding for a total of $2,373 and $82,627 of available borrowing capacity under the 2015 Credit Facility.

Debt Issuance Costs

Costs incurred in connection with the issuance of long-term debt are amortized to interest expense using the effective interest rate method over the term of the related credit facility. Remaining unamortized debt issuance costs were $2,740 and $989 as of September 27, 2015 and December 28, 2014, respectively, and are included in other assets (noncurrent) in the consolidated balance sheets.

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

Stock Options

Stock options granted under the 2012 Plan were typically granted to employees in two tranches, each with separate exercise prices. The exercise price for the first tranche was based on the fair value of common stock on the date of grant, and the exercise price of the second tranche was typically 200% of the fair value of common stock on the date of grant. These options typically vest upon both (i) the completion of a four or five year vesting period and (ii) the satisfaction of a Liquidity Event, as that term is defined in the stock option award agreement. Under the terms of the option award agreement, a Liquidity Event is defined as the earlier to occur of (i) a change in control transaction or (ii) an initial public offering. As the completion of a Liquidity Event cannot be considered probable until it occurs, no expense associated with these awards was recorded until the Liquidity Event occurred. Upon the closing of the IPO, options for the purchase of 783,606 shares of common stock vested as a result of the satisfaction of the Liquidity Event vesting condition. The Company recognized $5,658 of compensation expense associated with these options upon the closing of the IPO.

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

No stock options were granted during the third quarter of Fiscal 2015.

The fair values of the stock options granted during the first and second quarters of Fiscal 2015 were estimated on the date of grant using the Black-Scholes option-pricing model. The following table sets forth the assumptions that the Company used to determine the fair value of the stock options granted, presented on a weighted-average basis:

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

The following table summarizes the Company’s stock option activity from December 28, 2014 through September 27, 2015:

	Shares	Weighted Average Exercise Price
Outstanding at December 28, 2014	2,245,474	$10.21
Granted	140,516	$19.85
Exercised	—	—
Forfeited	(52,208)	$13.28
Outstanding at September 27, 2015	2,333,782	$10.73
Vested (and exercisable) at September 27, 2015	1,226,781	$10.20
Unvested at September 27, 2015	1,107,001	$11.30

As of September 27, 2015, the Company had an aggregate of $1,864 of unrecognized share-based compensation cost related to outstanding stock options, which is expected to be recognized over a weighted average period of 3.1 years.

Restricted Stock

The Company has granted restricted common stock with time-based vesting conditions. Unvested shares of restricted common stock may not be sold or transferred by the holder. These restrictions lapse according to the time-based vesting conditions of each award which is typically between two and four years.

The following table summarizes the Company’s restricted stock activity from December 28, 2014 through September 27, 2015:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Outstanding at December 28, 2014	315,451	$7.69
Issued	2,316	$10.78
Vested	—	—
Forfeited	—	—
Outstanding at September 27, 2015	317,767	$7.71

As of September 27, 2015, the Company had an aggregate of $319 of unrecognized share-based compensation cost related to outstanding restricted common stock, which is expected to be recognized over a weighted average period of 1.4 years.

Share-Based Compensation Expense

The Company recorded share-based compensation expense related to stock options and restricted stock in the following expense categories in its statements of operations and comprehensive income (loss):

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	September 27,	September 28,	September 27,	September 28,
	2015	2014	2015	2014
Restaurant operating expenses	$127	$94	$1,703	$282
General and administrative	290	95	4,808	285
Total	$417	$189	$6,511	$567

Fogo de Chão, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

Shares Available

As of September 27, 2015, 83,835 and 1,063,600 shares remained available for future issuance under the 2012 Plan and 2015 Plan, respectively.

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

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	September 27,	September 28,	September 27,	September 28,
	2015	2014	2015	2014
Net income attributable to Fogo de Chão, Inc.	$7,798	$4,492	$14,924	$10,939
Basic weighted average shares outstanding	27,914,782	22,669,508	24,621,063	22,669,508
Effect of dilutive securities:
Unvested restricted stock	298,532	350,136	278,314	327,375
Stock options	1,010,235	2,571	490,448	2,571
Diluted weighted average number of shares outstanding	29,223,549	23,022,215	25,389,825	22,999,454
Basic earnings per share	$0.28	$0.20	$0.61	$0.48
Diluted earnings per share	$0.27	$0.20	$0.59	$0.48

The Company excluded stock options to purchase 2.1 million shares of common stock from the computation of diluted earnings per share for the thirteen and thirty-nine week periods ended September 28, 2014. These options have performance-based vesting conditions related to a Liquidity Event, as that term is defined in the stock option award agreement. Because these stock options do not vest unless the performance-based vesting condition is met, they would only be included in the computation of diluted earnings per share if the performance-based vesting condition had been satisfied or would have been satisfied as of the reporting date. Because the performance-based vesting condition had not been satisfied and would not have been satisfied as of September 28, 2014, they have been excluded from the calculation of diluted earnings per share for the thirteen and thirty-nine week periods ended September 28, 2014. All other potentially dilutive securities have been included in the calculation of diluted earnings per share for the thirteen and thirty-nine week periods ended September 28, 2014.

The Company excluded stock options to purchase 0.2 million shares of common stock from the computation of diluted earnings per share for the thirteen and thirty-nine week periods ended September 27, 2015, because their inclusion would have been anti-dilutive.

10. Interest Expense, net

The components of interest expense, net are as follows:

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	September 27,	September 28,	September 27,	September 28,
	2015	2014	2015	2014
Interest expense	$1,172	$4,233	$8,944	$14,063
Capitalized interest	(28)	(3)	(59)	(112)
Interest income	(228)	(268)	(549)	(608)
Interest expense, net	$916	$3,962	$8,336	$13,343

Fogo de Chão, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

11. Income Taxes

The determination of the Company’s overall effective tax rate requires the use of estimates. The effective tax rate reflects the income earned and taxed in various United States and Foreign jurisdictions. Tax law changes, increases and decreases in permanent differences between book and tax items, tax credits and the Company’s change in income in each jurisdiction all affect the overall effective tax rate.

The Company estimated its annual effective tax rate to be applied to the results of the thirty-nine week period ended September 27, 2015 and September 28, 2014 for purposes of determining its year-to-date tax expense.

The Company had historically provided deferred taxes under ASC 740-30-25, formerly APB 23, for the presumed repatriation to the United States earnings from the Company’s Brazilian subsidiaries. In June 2015, the Company asserted that undistributed net earnings of its Brazilian subsidiaries would be indefinitely reinvested in operations outside the United States. This was primarily driven by a reduction in debt service costs on a forward basis as a result of the IPO. Additionally, future US cash projections and the Company’s intent to continue investing in restaurants in foreign jurisdictions with cash generated in those jurisdictions, drove the Company’s decision to make the assertion. As a result of the change in assertion, the Company reduced its deferred tax liabilities related to undistributed foreign earnings by $13,877 in the second quarter of Fiscal 2015.

The Company considers the undistributed earnings related to its Brazilian subsidiaries to be indefinitely reinvested and are expected to continue to be indefinitely reinvested. Accordingly, no provision for United States income and additional foreign taxes has been recorded on aggregate undistributed earnings of $29,533 as of September 27, 2015. If there is a change in assertion regarding indefinite reinvestment of the undistributed earnings of the Company’s Brazilian subsidiaries, the Company would record a deferred tax liability attributable to those undistributed earnings in the amount of approximately $10,337. As of September 27, 2015, $8,103 in cash and cash equivalents is held in Brazil by the Company’s Brazilian subsidiaries and would be subject to additional taxes if repatriated to the United States.

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

The Company recognized income tax benefit of $253 for the thirteen week period ended September 27, 2015, compared to income tax expense of $2,104 for the thirteen week period ended September 28, 2014.

The Company’s consolidated effective tax rate was (3.3)% for the thirteen week period ended September 27, 2015, compared to 32.8% for the thirteen week period ended September 28, 2014. The net decrease in the effective tax rate for the thirteen week period ended September 27, 2015, compared to the same period in 2014, was primarily due to the change in assertion with respect to Brazilian subsidiaries’ undistributed earnings and release of the valuation allowance.

The Company recognized income tax benefit of $13,582 for the thirty-nine week period ended September 27, 2015, compared to income tax expense of $4,555 for the thirty-nine week period ended September 28, 2014. The Company’s consolidated effective tax rate, exclusive of discrete tax benefit, was approximately 4.8% for the thirty-nine week period ended September 27, 2015, compared to 29.7% for the thirty-nine week period ended September 28, 2014. The net decrease in the effective tax rate for the thirty-nine week period ended September 27, 2015, exclusive of discrete tax benefit, compared to the same period in 2014, was primarily due to the change in assertion with respect to Brazilian subsidiaries’ undistributed earnings and release of the valuation allowance.

12. Commitments and Contingencies

Lease Commitments

The Company leases its corporate office and various of its restaurant locations under non-cancelable operating leases. These leases have initial lease terms of between ten and twenty years and generally carry renewal options that can extend the term of the leases for an additional five to ten years.

Fogo de Chão, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

Future minimum lease payments for non-cancelable leases (excluding contingent rental payments) are as follows:

2015 (remaining)	$4,053
2016	17,922
2017	18,099
2018	15,969
2019	14,871
2020	14,480
Thereafter	89,405
Total	$174,799

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

The following table presents the financial information of the Company’s operating segments for the thirteen and thirty-nine week periods ended September 27, 2015 and September 28, 2014.

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	September 27,	September 28,	September 27,	September 28,
	2015	2014	2015	2014
Revenue
United States (a)	$50,971	$47,354	$161,794	$146,935
Brazil	9,998	16,340	32,344	46,618
Total revenue	$60,969	$63,694	$194,138	$193,553
Restaurant contribution
United States	$14,781	$14,689	$48,962	$45,389
Brazil	3,302	6,083	9,792	16,259
Total segment restaurant contribution	$18,083	$20,772	$58,754	$61,648

(a)	For the thirteen and thirty-nine week periods ended September 27, 2015, amounts include $1,317 and $2,448, respectively, attributable to the joint venture in Mexico.

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

Fogo de Chão, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

The following table sets forth the reconciliation of total segment restaurant contribution to income from operations for the thirteen and thirty-nine week periods ended September 27, 2015 and September 28, 2014.

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	September 27,	September 28,	September 27,	September 28,
	2015	2014	2015	2014
Total segment restaurant contribution	$18,083	$20,772	$58,754	$61,648
Marketing and advertising costs	1,338	1,431	4,609	4,280
General and administrative costs	4,082	5,730	26,968	15,534
Pre-opening costs	853	170	2,334	1,408
Loss on extinguishment/modification of debt	—	—	5,991	3,090
Depreciation and amortization	3,100	2,995	9,237	8,720
Other operating (income) expense, net	45	61	(123)	(52)
Total other operating costs and expenses	9,418	10,387	49,016	32,980
Income from operations	$8,665	$10,385	$9,738	$28,668

The table below sets forth the property and equipment attributable to each segment as of September 27, 2015 and

December 28, 2014.

	September 27,	December 28,
	2015	2014
Property and equipment, net
United States (a)	$110,328	$101,626
Brazil	8,636	10,832
Total segment property and equipment, net	118,964	112,458
Corporate office (b)	900	748
Total property and equipment, net	$119,864	$113,206

(a)	Property and equipment, net as of September 27, 2015 and December 28, 2014, includes $1,439 and $986, respectively, attributable to the joint venture in Mexico.
(b)	Property and equipment, net attributable to the Company’s corporate office in the United States.

The table below sets forth the capital expenditures attributable to each segment during the thirty-nine week periods ended September 27, 2015 and September 28, 2014.

	Thirty-Nine Week Periods Ended
	September 27,	September 28,
	2015	2014
Capital expenditures
United States (a)	$16,420	$11,353
Brazil	3,391	1,141
Total capital expenditures (b)	$19,811	$12,494

(a)

For the thirty-nine week period ended September 27, 2015 the amount includes $787 attributable to the joint venture in Mexico. For all periods presented, amount excludes capital expenditures attributable to the Company's corporate office in the United States.

(b)	Total capital expenditures include non-cash capital expenditures included within accounts payable and accrued expenses as of the end of the period.

Fogo de Chão, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

The table below sets forth total assets as of September 27, 2015 and December 28, 2014.

	September 27,	December 28,
	2015	2014
Total assets
United States (a)	$391,580	$380,566
Brazil	68,873	96,603
Total assets	$460,453	$477,169

(a)

Total assets as of September 27, 2015 and December 28, 2014, include total assets of $2,215 and $1,455, respectively, attributable to the joint venture in Mexico that may only be used to settle the obligations of the joint venture. For all periods presented, total assets include assets attributable to the Company’s corporate office in the United States and assets that are not directly attributable to restaurant operations.

14. Related-Party Transactions

The Company and its wholly-owned subsidiaries entered into an agreement with an affiliated entity of its private equity fund owners (“Sponsor”) to provide management, consulting and financial and other advisory services to the Company (the “Advisory Services Agreement”). The Advisory Services Agreement required the Company to pay Sponsor a non-refundable periodic retainer fee in an amount per year of the greater of $750 or 1.50% of Consolidated EBITDA, as defined in the Advisory Services Agreement, for the immediately preceding fiscal year. The Advisory Services Agreement was terminated upon the consummation of the IPO and the Company paid a one-time fee of $7,544 to terminate the Advisory Services Agreement. Prior to the termination of the Advisory Services Agreement, the Company recorded $593 of expense during the thirty-nine week period ended September 27, 2015, and $187 and $586 during the thirteen and thirty-nine week periods ended September 28, 2014, respectively, attributable to periodic retainer fees. These amounts, including the one-time termination fee, are included in general and administrative costs in the consolidated statements of operations and comprehensive income (loss). The Company had no outstanding payable due Sponsor at September 27, 2015 or at December 28, 2014 related to the Advisory Services Agreement.

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

In this section and other parts of this Quarterly Report on Form 10-Q, we refer to certain measures used for financial and operational decision making and as a means to evaluate period-to-period comparisons. We also may refer to a number of financial measures that are not defined under GAAP, but have corresponding GAAP-based measures. Where non-GAAP measures appear, we provide tables reconciling these to their corresponding GAAP-based measures and make reference to a discussion of their use. We believe these measures provide useful information about operating results, enhance the overall understanding of past financial performance and future prospects, and allow for greater transparency with respect to key metrics used by management in its financial and operational decision making.

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

Highlights and Trends

Restaurant Development

Restaurant openings reflect the number of new restaurants opened during a particular reporting period. We plan to open as many as six restaurants during Fiscal 2015, including our first joint venture restaurant in Mexico City, which opened in May 2015. We believe our international joint venture restaurants will allow us to expand our restaurant footprint with limited capital investment by us. Over the next five years, we plan to increase our company-owned restaurant count by at least 10% annually, with North America being our primary market for new restaurant development. In addition, over the next five years, we plan to open three to five new restaurants in Brazil. The actual number and timing of new restaurant openings is subject to a number of factors outside of the Company's control including, but not limited to, weather conditions and factors under the control of landlords, contractors and regulatory/licensing authorities.

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Restaurant Activity
Beginning of Period	37	33	34	31
Openings	—	—	3	2
Closings	—	—	—	—
Restaurants at end of period	37	33	37	33

2014 FIFA World Cup and Recent Events in Brazil

The 2014 World Cup (the “World Cup”) took place in Brazil from June 12 to July 13, 2014. The event positively impacted our operating results for Fiscal 2014 because our Brazil restaurants are located in cities that hosted World Cup matches. Of the 64 World Cup matches, 32 were hosted in cities where we operate. We estimate that the World Cup positively impacted third quarter 2014 revenue by approximately $2.2 million, or approximately $1.4 million on a constant currency basis. Comparable restaurant sales in Brazil decreased 15.8% during the third quarter of Fiscal 2015 as a result of the impact of the World Cup on our 2014 results in Brazil. As the World Cup is an important factor in understanding period-to-period comparisons, we adjusted certain results in this report to exclude the impact of this one-time event as we believe that, in addition to the reported results, the World Cup adjusted results help improve investors’ ability to understand our operating results and evaluate our performance in comparison to prior periods. World Cup adjusted results should be considered in addition to, not as a substitute for, results reported in accordance with GAAP and are not measures of performance presented in accordance with GAAP.

In March and April of 2015, a series of protests began in Brazil against the current government and its President. The initial protests occurred in cities throughout Brazil, including Rio de Janeiro and Sao Paolo, with an estimated number of protestors on March 15th of approximately one million. Protests continued throughout the remainder of March and into April. As a result of the protests, our restaurants in Brazil experienced reduced guest traffic in the second half of March and in April. Additional protests occurred in many cities throughout Brazil on August 16, 2015, which resulted in a slight reduction in guest traffic. It is possible that further protests or other social unrest or political activity may occur in Brazil, which could impact our guest traffic, thereby affecting our revenue and net income.

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

Certain equity-based awards granted from 2012 through 2015 include vesting conditions that require both (i) completion of a four or five-year vesting period and (ii) satisfaction of a Liquidity Event, as defined in the applicable award agreement. Under the terms of those agreements, a Liquidity Event is defined as the earlier to occur of (i) a change in control transaction or (ii) an initial public offering. Upon the closing of the IPO, options for the purchase of 783,606 shares of common stock vested as a result of the satisfaction of the Liquidity Event vesting condition. The Company recognized $5.7 million of compensation expense associated with these options during the second quarter of Fiscal 2015.

As a result of the IPO, we terminated our Advisory Services Agreement with an affiliate of Thomas H. Lee Partners, L.P. (“THL”). Funds affiliated with THL hold 80% of our outstanding common stock. We paid a one-time non-recurring payment of $7.5 million in connection with the termination of that agreement during the second quarter of Fiscal 2015.

While we expect to benefit from savings on management fees that we incurred as a private company, these benefits will be offset by the incremental costs incurred as a public company such as legal, accounting, insurance and other compliance costs. We will continue to use our operating cash flows to fund capital expenditures to support restaurant growth, as well as to invest in our existing restaurants, infrastructure and information technology. See “Liquidity and Capital Resources.”

The financial impact of the IPO will affect the comparability of our post-IPO financial performance to our pre-IPO financial performance.

New Credit Facility

Concurrently with the consummation of our IPO, we refinanced our existing Senior Credit Facility and entered into a new $250.0 million revolving credit facility (the “2015 Credit Facility”). Loans under the 2015 Credit Facility bear interest at a base rate plus a margin ranging from 0.50% to 1.50% or at LIBOR plus a margin ranging from 1.50% to 2.50% and will mature in 2020. The 2015 Credit Facility contains customary affirmative, negative and financial covenants applicable to us and certain of our subsidiaries, including financial maintenance covenants requiring us to maintain a maximum Total Rent Adjusted Leverage Ratio and a minimum Interest Coverage Ratio (each as defined in the underlying credit facility agreement). Borrowings under the 2015 Credit Facility may vary significantly from time to time depending on our cash needs at any given time. Upon the consummation of our IPO we drew $165.0 million under the 2015 Credit Facility and used those borrowings, along with the net proceeds from our IPO, to repay the outstanding indebtedness under our existing Senior Credit Facility. We recorded a loss of $6.0 million on the extinguishment of the Senior Credit Facility during the second quarter of Fiscal 2015.

Income Taxes

As a result of the IPO, and the subsequent use of proceeds to pay down debt, we reviewed our position on indefinite reinvestment of the Company’s Brazilian subsidiaries’ undistributed earnings pursuant to ASC 740-30-25-17 (formerly APB 23). Considering the significant reduction in debt service, along with the plan for future international growth, we determined that undistributed net earnings of our Brazilian subsidiaries would now be indefinitely reinvested in operations outside the United States. As a result of the change in assertion, we reduced our deferred tax liabilities related to undistributed foreign earnings by $13.9 million as a discrete item in the second quarter of Fiscal 2015. We expect the undistributed earnings related to our Brazilian subsidiaries to continue to be indefinitely reinvested. Accordingly, no provision for United States income and additional foreign taxes has been recorded on aggregate undistributed earnings of $29,533 as of September 27, 2015. If there is a change in assertion regarding indefinite reinvestment of the undistributed earnings of the Company’s Brazilian subsidiaries, we would record a deferred tax liability attributable to those undistributed earnings in the amount of approximately $10,337.

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

New Restaurant Openings

Our ability to successfully open new restaurants and expand our restaurant base is critical to adding revenue capacity to meet our goals for growth. New restaurant openings contribute additional operating weeks and revenue to our business. Before a new restaurant opens, we incur pre-opening costs, as described below. New restaurants often open with an initial start-up period of sales volatility and sales and margins have tended to stabilize within six to nine months of opening. New restaurants typically experience normal inefficiencies in the form of higher food, labor and other direct operating expenses and, as a result, restaurant contribution margins are generally lower during the start-up period of operation. The actual number and timing of new restaurant openings is subject to a number of factors outside of the Company's control including, but not limited to, weather conditions and factors under the control of landlords, contractors and regulatory/licensing authorities.

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

Adjusted EBITDA and Adjusted EBITDA margin have limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are (i) it does not reflect our cash expenditures, future requirements for capital expenditures or contractual commitments, (ii) it does not reflect changes in, or cash requirements for, our working capital needs, (iii) it does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debt, (iv) although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements, (v) it does not adjust for all non-cash income or expense items that are reflected in our statements of cash flows, (vi) it does not reflect the impact of earnings or charges resulting from matters we consider not to be indicative of our ongoing operations, and (vii) other companies in our industry may calculate this measure differently than we do, limiting its usefulness as a comparative measure. A reconciliation of Adjusted EBITDA to net income is provided on page 33.

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

Compensation and Benefit Costs

Compensation and benefit costs comprise restaurant and regional management salaries and bonuses, hourly staff payroll and other payroll-related expenses, including bonus expenses, share-based compensation, vacation pay, payroll taxes, fringe benefits and health insurance expenses, including workers’ compensation insurance, and are measured by tracking hourly and total labor as a percentage of revenue.

Occupancy and Other Operating Expenses

Occupancy and other operating expenses comprise all occupancy costs, consisting of both fixed and variable portions of rent, common area maintenance charges, utility costs, credit card fees, real estate property and other related taxes and other related restaurant supply and occupancy costs, but exclude depreciation and amortization expense, and are measured by tracking occupancy and other operating expenses as a percentage of revenue.

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

Results of Operations

The following tables summarize key components of our consolidated results of operations for the periods indicated, both in dollars and as a percentage of revenue:

Third Fiscal Quarter Ended September 27, 2015 (13 Weeks) Compared to Third Fiscal Quarter Ended September 28, 2014 (13 Weeks)

(dollars in thousands)

	Third Fiscal Quarter Ended		Third Fiscal Quarter Ended
	September 27, 2015		September 28, 2014
	(13 weeks)		(13 weeks)		Increase / (Decrease)
	Dollars	%(a)	Dollars	%(a)	Dollars	%(b)	%(c)
Revenue
U.S. Restaurant	$50,953	83.6%	$46,670	73.3%	$4,283	9.2%	10.3%
Brazil Restaurant	9,998	16.4%	16,340	25.7%	(6,342)	(38.8%)	(9.3%)
Other	18	0.0%	684	1.0%	(666)	*	*
Total revenue	60,969	100.0%	63,694	100.0%	(2,725)	(4.3%)	*
Restaurant operating costs
Food and beverage costs	18,593	30.5%	18,819	29.5%	(226)	(1.2%)	1.0%
Compensation and benefit costs	13,176	21.6%	13,047	20.5%	129	1.0%	1.1%
Occupancy and other operating expenses (excluding depreciation and amortization)	11,117	18.2%	11,056	17.4%	61	0.6%	0.8%
Total restaurant operating costs	42,886	70.3%	42,922	67.4%	(36)	(0.1%)	2.9%
Marketing and advertising costs	1,338	2.2%	1,431	2.2%	(93)	(6.5%)	0.0%
General and administrative costs	4,082	6.7%	5,730	9.0%	(1,648)	(28.8%)	(2.3%)
Pre-opening costs	853	1.4%	170	0.3%	683	401.8%	1.1%
Depreciation and amortization	3,100	5.1%	2,995	4.7%	105	3.5%	0.4%
Other operating (income) expense, net	45	0.1%	61	0.1%	16	(26.2%)	0.0%
Total costs and expenses	52,304	85.8%	53,309	83.7%	(1,005)	(1.9%)	2.1%
Income from operations	8,665	14.2%	10,385	16.3%	(1,720)	(16.6%)	(2.1%)
Other income (expense):
Interest expense, net	(916)	(1.5%)	(3,962)	(6.2%)	(3,046)	(76.9%)	(4.7%)
Other income (expense), net	(43)	(0.1%)	(1)	(0.0%)	*	*	*
Total other income (expense), net	(959)	(1.6%)	(3,963)	(6.2%)	(3,004)	(75.8%)	(4.6%)
Income before income taxes	7,706	12.6%	6,422	10.1%	1,284	20.0%	2.5%
Income tax expense (benefit)	(253)	(0.5%)	2,104	3.3%	(2,357)	*	(3.8%)
Net income	7,959	13.1%	4,318	6.8%	3,641	84.3%	6.3%
Less: Net income (loss) attributable to noncontrolling interest	161	0.3%	(174)	(0.3%)	*	*	*
Net income attributable to Fogo de Chão, Inc.	$7,798	12.8%	$4,492	7.1%	$3,306	73.6%	5.7%

(a)	Calculated as a percentage of total revenue.
(b)	Calculated percentage increase / (decrease) in dollars.
(c)	Calculated increase / (decrease) in percentage of total revenue.
*	Not meaningful.

Revenue

Total revenue for the third quarter of Fiscal 2015 decreased $2.7 million, or 4.3%, compared to the third quarter of Fiscal 2014, primarily due to a $6.3 million decrease in total restaurant sales for Brazil partially offset by an increase of $4.3 million in total restaurant sales for the U.S. On a constant currency basis total revenue increased 4.8% compared to the third quarter of Fiscal 2014.

U.S. restaurant revenue for the third quarter of Fiscal 2015 increased $4.3 million, or 9.2%, compared to the third quarter of Fiscal 2014, primarily due to increased non-comparable restaurant sales of $3.2 million coupled with a $1.1 million or 2.8% increase in comparable restaurant sales, primarily driven by an increase in guest traffic of 4.8% primarily attributable to the expansion of our Sunday lunch daypart, which was partially offset by a 1.9% decrease in average check per person.

Brazil restaurant revenue for the third quarter of Fiscal 2015 decreased $6.3 million, or 38.8%, compared to the third quarter of Fiscal 2014, primarily due to a negative foreign exchange impact of $5.5 million, and a 15.8% decrease in comparable restaurant sales due to lapping the World Cup benefit in 2014, partially offset by $0.9 million increase in non-comparable restaurant sales. On a constant currency and World Cup adjusted basis Brazil revenue increased 6.1% compared to the third quarter of Fiscal 2014.

Food and Beverage Costs

Food and beverage costs for the third quarter of Fiscal 2015 decreased $0.2 million, or 1.2%, compared to the third quarter of Fiscal 2014, primarily due to a $1.5 million increase in food and beverage costs from non-comparable restaurants, offset by a positive foreign exchange impact of $1.8 million. As a percentage of total revenue, total food and beverage costs increased from 29.5% to 30.5%, attributable to higher protein prices in the quarter, and the expansion of our Sunday lunch daypart which, due to its lower price point, has a higher cost of sales percentage.

Compensation and Benefit Costs

Compensation and benefit costs for the third quarter of Fiscal 2015 increased $0.1 million, or 1.0%, compared to the third quarter of Fiscal 2014, primarily due to a $0.8 million increase in non-comparable restaurant labor expenses offset by a $0.7 million negative foreign exchange rate impact. As a percentage of total revenue, total compensation and benefits costs increased from 20.5% to 21.6%, primarily as a result reduced leverage on lower revenue in Brazil due to the 2014 World Cup benefit.

Occupancy and Other Operating Expenses

Occupancy and other operating expenses remained consistent for the third quarter of Fiscal 2015, compared to the third quarter of Fiscal 2014, primarily due to a $0.9 million increase in non-comparable restaurant expense, offset by a positive foreign exchange impact of $0.9 million. As a percentage of total revenue, total occupancy and other operating costs increased from 17.4% to 18.2%, primarily due to reduced leverage on lower revenue in Brazil due to the 2014 World Cup benefit.

Marketing and Advertising Costs

Marketing and advertising costs were virtually flat for the third quarter of Fiscal 2015 compared to the third quarter of Fiscal 2014. As a percentage of total revenue, marketing and advertising costs remained constant at 2.2%.

General and Administrative Costs

General and administrative costs for the third quarter of Fiscal 2015 decreased $1.6 million, or 28.8%, compared to the third quarter of Fiscal 2014, due to a $0.8 million reduction in IPO related expenses and management fees, a $0.6 million reduction in compensation and benefits primarily attributable to a reduction in accrued estimated performance-based compensation expense for Fiscal 2015, and a positive foreign exchange impact of $0.1 million. As a percentage of total revenue, general and administrative costs decreased from 9.0% to 6.7%.

Pre-opening Costs

Pre-opening costs for the third quarter of Fiscal 2015 increased $0.7 million compared to the third quarter of Fiscal 2014. Five new restaurants were under construction during the quarter compared to one during the same quarter last year.

Interest Expense

Interest expense, net of interest income and capitalized interest, for the third quarter of Fiscal 2015 decreased $3.0 million, or 76.9%, compared to the third quarter of Fiscal 2014, due to a reduction in the average outstanding principal balance owed and a reduction in interest rates due to using the proceeds of the IPO to pay down the Senior Credit Facility. The IPO and subsequent payoff of the Senior Credit Facility was completed on June 24, 2015. As a percentage of total revenue, interest expense decreased from the third quarter of Fiscal 2014 to 1.5%.

Income Tax Expense (Benefit)

An income tax benefit of $0.3 million was recorded during the third quarter of Fiscal 2015 primarily due to the change in assertion with respect to Brazilian subsidiaries’ undistributed earnings and release of the valuation allowance. During the second quarter of Fiscal 2015, we determined that undistributed net earnings of our Brazilian subsidiaries would now be indefinitely reinvested in operations outside the United States and as a result, we no longer record tax expense related to undistributed earnings. Additionally, the Company determined that it would realize its net deferred tax asset and as such, released its valuation allowance of $2.8 million in the second quarter of Fiscal 2015. This benefit was included in the Company’s estimated annual effective tax rate.

Restaurant Contribution

(dollars in thousands)

	Third Fiscal Quarter Ended		Third Fiscal Quarter Ended
	September 27, 2015		September 28, 2014
	(13 weeks)		(13 weeks)		Increase / (Decrease)
	Dollars	%(a)	Dollars	%(a)	Dollars	%(b)	%(c)
Revenue
U.S. Restaurant	$50,953	83.6%	$46,670	73.3%	$4,283	9.2%	10.3%
Brazil Restaurant	9,998	16.4%	16,340	25.7%	(6,342)	(38.8%)	(9.3%)
Other	18	0.0%	684	1.0%	(666)	*	*
Total revenue	$60,969	100.0%	$63,694	100.0%	$(2,725)	(4.3%)	*
Restaurant operating costs
U.S.	$36,191	71.0%	$32,665	70.0%	$3,526	10.8%	1.0%
Brazil	6,695	67.0%	10,257	62.8%	(3,562)	(34.7%)	4.2%
Total restaurant operating costs	$42,886	70.3%	$42,922	67.4%	$(36)	(0.1%)	2.9%
Restaurant contribution
U.S.	$14,762	29.0%	$14,005	30.0%	$757	5.4%	(1.0%)
Brazil	3,303	33.0%	6,083	37.2%	(2,780)	(45.7%)	(4.2%)
Other	18	*	684	*	(666)	*	*
Total restaurant contribution	$18,083	29.7%	$20,772	32.6%	$(2,689)	(12.9%)	(2.9%)

(a)	Calculated as a percentage of total revenue or segment revenue where applicable.
(b)	Calculated percentage increase / (decrease) in dollars.
(c)	Calculated increase / (decrease) in percentage of total revenue or segment revenue where applicable.
*	Not meaningful.

Total restaurant contribution for the third quarter of Fiscal 2015 decreased $2.7 million, or 12.9%, compared to the third quarter of Fiscal 2014, primarily due to a $0.8 million decrease attributable to the reduced sales and contribution in Brazil as a result of lapping the World Cup in 2014 and the negative impact of foreign exchange rates of $2.0 million. As a percentage of revenue, total restaurant contribution decreased from 32.6% to 29.7%.

As a percentage of U.S. restaurant revenue, contribution margin decreased 1.0% from 30.0% to 29.0%, due to a 1.4% increase in food and beverage costs primarily due to an increase in protein prices and a slight decrease in check average due to the addition of Sunday lunch daypart, a 0.3% decrease in compensation and benefit costs, and no change in occupancy and other operating expenses.

As a percentage of Brazil restaurant revenue, contribution margin decreased 4.2% from 37.2% to 33.0%, due to a 0.5% decrease in food and beverage costs primarily due to efforts to reduce waste, a 1.4% increase in compensation and benefit costs due to reduced leverage on lower revenue due to lapping the World Cup, and a 3.3% increase in occupancy and other operating expenses due to reduced leverage on lower revenue due to lapping the World Cup.

Thirty-Nine Week Period Ended September 27, 2015 Compared to Thirty-Nine Week Period Ended September 28, 2014

(dollars in thousands)

	Thirty-Nine Week Period Ended		Thirty-Nine Week Period Ended
	September 27, 2015		September 28, 2014		Increase / (Decrease)
	Dollars	%(a)	Dollars	%(a)	Dollars	%(b)	%(c)
Revenue
U.S. Restaurant	$161,745	83.3%	$146,251	75.6%	$15,494	10.6%	7.7%
Brazil Restaurant	32,344	16.7%	46,618	24.1%	(14,274)	(30.6%)	(7.4%)
Other	49	0.0%	684	0.3%	(635)	*	*
Total revenue	194,138	100.0%	193,553	100.0%	585	0.3%	*
Restaurant operating costs
Food and beverage costs	58,504	30.1%	58,145	30.0%	359	0.6%	0.1%
Compensation and benefit costs	43,202	22.3%	40,719	21.0%	2,483	6.1%	1.3%
Occupancy and other operating expenses (excluding depreciation and amortization)	33,678	17.3%	33,041	17.1%	637	1.9%	0.2%
Total restaurant operating costs	135,384	69.7%	131,905	68.1%	3,479	2.6%	1.6%
Marketing and advertising costs	4,609	2.4%	4,280	2.2%	329	7.7%	0.2%
General and administrative costs	26,968	13.9%	15,534	8.0%	11,434	73.6%	5.9%
Pre-opening costs	2,334	1.2%	1,408	0.8%	926	65.8%	0.4%
Loss on extinguishment/modification of debt	5,991	3.1%	3,090	1.6%	2,901	93.9%	1.5%
Depreciation and amortization	9,237	4.8%	8,720	4.5%	517	5.9%	0.3%
Other operating (income) expense, net	(123)	(0.1%)	(52)	0.0%	71	136.5%	0.1%
Total costs and expenses	184,400	95.0%	164,885	85.2%	19,515	11.8%	9.8%
Income from operations	9,738	5.0%	28,668	14.8%	(18,930)	(66.0%)	(9.8%)
Other income (expense):
Interest expense, net	(8,336)	(4.3%)	(13,343)	(6.9%)	(5,007)	(37.5%)	(2.6%)
Other income (expense), net	(38)	(0.0%)	(5)	(0.0%)	*	*	*
Total other income (expense), net	(8,374)	(4.3%)	(13,348)	(6.9%)	(4,974)	(37.3%)	(2.6%)
Income before income taxes	1,364	0.7%	15,320	7.9%	(13,956)	(91.1%)	(7.2%)
Income tax expense (benefit)	(13,582)	(7.0%)	4,555	2.3%	(18,137)	*	(9.3%)
Net income	14,946	7.7%	10,765	5.6%	4,181	38.8%	2.1%
Less: Income (loss) attributable to noncontrolling interest	22	0.0%	(174)	(0.1%)	*	*	*
Net income attributable to Fogo de Chão, Inc.	$14,924	7.7%	$10,939	5.7%	$3,985	36.4%	2.0%

(a)	Calculated as a percentage of total revenue.
(b)	Calculated percentage increase / (decrease) in dollars.
(c)	Calculated increase / (decrease) in percentage of total revenue.
*	Not meaningful.

Revenue

Total revenue for the thirty-nine weeks ended September 27, 2015 increased $0.6 million, or 0.3%, compared to the thirty-nine weeks ended September 28, 2014, primarily due to a $12.5 million increase in non-comparable restaurant sales. Total comparable restaurant sales decreased 1.7%. On a constant currency basis total revenue increased 7.2% compared to the thirty-nine weeks ended September 28, 2014.

U.S. restaurant revenue for the thirty-nine weeks ended September 27, 2015 increased $15.5 million, or 10.6%, compared to the thirty-nine weeks ended September 28, 2014, primarily due to increased non-comparable restaurant sales of $11.3 million and a 2.4% increase in comparable restaurant sales.

Brazil restaurant revenue for the thirty-nine weeks ended September 27, 2015 decreased $14.3 million, or 30.6%, compared to the thirty-nine weeks ended September 28, 2014, primarily due to a negative foreign exchange impact of $12.4 million and a 12.5% decrease in comparable restaurant sales due to the 2014 World Cup benefit, offset by a $1.2 million increase in non-comparable restaurant sales. On a constant currency and World Cup adjusted basis Brazil revenue for the thirty-nine weeks ended September 27, 2015 increased 5.9% compared to the thirty-nine weeks ended September 28, 2014.

Food and Beverage Costs

Food and beverage costs for the thirty-nine weeks ended September 27, 2015 increased $0.4 million, or 0.6%, compared to the thirty-nine weeks ended September 28, 2014, primarily due to a $4.2 million increase in food and beverage costs from non-comparable restaurants, partially offset by a positive foreign exchange impact of $4.3 million. As a percentage of total revenue, total food and beverage costs increased from 30.0% to 30.1%.

Compensation and Benefit Costs

Compensation and benefit costs for the thirty-nine weeks ended September 27, 2015 increased $2.5 million, or 6.1%, compared to the thirty-nine weeks ended September 28, 2014, primarily due to a $3.1 million increase in non-comparable restaurant labor expenses, plus a $1.4 million increase in share-based compensation expense, primarily due to the recognition of equity-based awards that were granted in 2012 through 2015 which had liquidity vesting conditions that were satisfied by the IPO triggering the recognition of cumulative share-based compensation during the second quarter of Fiscal 2015, all offset by foreign exchange impact of $1.7 million. As a percentage of total revenue, total compensation and benefits costs increased from 21.0% to 22.3%, primarily as a result of share-based compensation triggered by the IPO and reduced leverage on lower revenue in Brazil due to the 2014 World Cup benefit.

Occupancy and Other Operating Expenses

Occupancy and other operating expenses for the thirty-nine weeks ended September 27, 2015 increased $0.6 million, or 1.9%, compared to the thirty-nine weeks ended September 28, 2014, primarily due to a $2.5 million increase in non-comparable restaurant expense, partially offset by a positive foreign exchange impact of $2.2 million. As a percentage of total revenue, total occupancy and other operating costs increased from 17.1% to 17.3% primarily due reduced leverage on lower revenue in Brazil due to the 2014 World Cup benefit, offset by leverage on higher revenue at our comparable restaurants and improving efficiencies in our non-comparable locations as they ramp up.

Marketing and Advertising Costs

Marketing and advertising costs for the thirty-nine weeks ended September 27, 2015 increased $0.3 million, or 7.7%, compared to the thirty-nine weeks ended September 28, 2014, primarily due to a planned increase in advertising spend on digital marketing. As a percentage of total revenue, marketing and advertising costs increased from 2.2% to 2.4%.

General and Administrative Costs

General and administrative costs for the thirty-nine weeks ended September 27, 2015 increased $11.4 million, or 73.6%, compared to the thirty-nine weeks ended September 28, 2014, due to $4.5 million increase in share-based compensation primarily due to equity-based awards that were granted in 2012 through 2015 which had liquidity vesting conditions that were satisfied by the IPO triggering the recognition of cumulative share-based compensation during the second quarter of Fiscal 2015. Additionally, in connection with the IPO, we recognized $0.8 million in non-recurring IPO expenses and a $7.5 million charge for the disposition of the Advisory Services Agreement with an affiliate of THL. As a percentage of total revenue, general and administrative costs increased from 8.0% to 13.9%. Excluding these expenses related to the IPO, general and administrative costs for the thirty-nine weeks ended September 27, 2015 would have been 7.3% as a percentage of total revenue.

Pre-opening Costs

Pre-opening costs for the thirty-nine weeks ended September 27, 2015 increased $0.9 million to $2.3 million. We opened three restaurants during the first nine months of Fiscal 2015 and have an additional five restaurants under construction during the current quarter of Fiscal 2015 compared to two openings during the same period last year.

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

Interest Expense

Interest expense, net of interest income and capitalized interest, for the thirty-nine weeks ended September 27, 2015, decreased $5.0 million, or 37.5%, compared to the thirty-nine weeks ended September 28, 2014, due to a reduction in interest rates on our Senior Credit Facility resulting from the refinancing of that facility in April 2014, as well as a decrease in the average outstanding principal balance owed. As a percentage of total revenue, interest expense, net of interest income and capitalized interest decreased from 6.9% for the thirty-nine weeks ended September 28, 2014 to 4.3% for the thirty-nine weeks ended September 27, 2015.

Income Tax Expense (Benefit)

For the thirty-nine weeks ended September 27, 2015 we recorded an income tax benefit of $13.6 million primarily due to the reversal of $13.9 million in deferred tax liabilities. During the second quarter of Fiscal 2015, we determined that undistributed net earnings of our Brazilian subsidiaries would now be indefinitely reinvested in operations outside the United States. As a result, we reversed deferred tax liabilities attributable to those unremitted earnings and no longer record tax expense related to the undistributed earnings of our Brazilian subsidiaries. Additionally, the Company determined that it would realize its net deferred tax asset and as such, released its valuation allowance of $2.8 million in the second quarter of Fiscal 2015. This benefit was included in the Company’s estimated annual effective tax rate.

Restaurant Contribution

(dollars in thousands)

	Thirty-Nine Week Period Ended		Thirty-Nine Week Period Ended
	September 27, 2015		September 28, 2014		Increase / (Decrease)
	Dollars	%(a)	Dollars	%(a)	Dollars	%(b)	%(c)
Revenue
U.S. Restaurant	$161,745	83.3%	$146,251	75.6%	$15,494	10.6%	7.7%
Brazil Restaurant	32,344	16.7%	46,618	24.1%	(14,274)	(30.6%)	(7.4%)
Other	49	0.0%	684	0.3%	(635)	*	*
Total revenue	$194,138	100.0%	$193,553	100.0%	$585	0.3%	*
Restaurant operating costs
U.S.	$112,833	69.8%	$101,546	69.4%	$11,287	11.1%	0.4%
Brazil	22,551	69.7%	30,359	65.1%	(7,808)	(25.7%)	4.6%
Total restaurant operating costs	$135,384	69.7%	$131,905	68.1%	$3,479	2.6%	1.6%
Restaurant contribution
U.S.	$48,912	30.2%	$44,705	30.6%	$4,207	9.4%	(0.4%)
Brazil	9,793	30.3%	16,259	34.9%	(6,466)	(39.8%)	(4.6%)
Other	49	*	684	*	(635)	*	*
Total restaurant contribution	$58,754	30.3%	$61,648	31.9%	$(2,894)	(4.7%)	(1.6%)

(a)	Calculated as a percentage of total revenue or segment revenue where applicable.
(b)	Calculated percentage increase / (decrease) in dollars.
(c)	Calculated increase / (decrease) in percentage of total revenue or segment revenue where applicable.
*	Not meaningful.

Total restaurant contribution for the thirty-nine weeks ended September 27, 2015 decreased $2.9 million, or 4.7%, compared to the thirty-nine weeks ended September 28, 2014, primarily due to a $2.6 million increase attributable to non-comparable restaurants, $1.4 million increase in share-based compensation triggered by the IPO, offset by a $6.5 million reduction in Brazil restaurant contribution attributable to a negative foreign exchange impact of $4.4 million, and deleveraging on lower revenue due to lapping the benefit of the 2014 World Cup. As a percentage of revenue, total restaurant contribution decreased from 31.9% to 30.3%.

As a percentage of U.S. restaurant revenue, contribution margin decreased 0.4% from 30.6% to 30.2%, primarily due to the $1.4 million in share-based compensation expense triggered by the IPO. Excluding this charge, U.S. restaurant contribution margin for the thirty-nine weeks ended September 27, 2015 would have been 31.1%. Excluding this charge, U.S. restaurant contribution margin increased 0.5%, due to a 0.3% increase in food and beverage costs primarily due to the expansion of Sunday lunch daypart and slight increase in protein costs, offset by management’s focus on waste reduction, a 0.8% increase in compensation and benefit costs excluding share-based compensation charges, and a 0.1% decrease in occupancy and other operating expenses.

As a percentage of Brazil restaurant revenue, contribution margin decreased 4.6% from 34.9% to 30.3%, due to a 1.1% increase in food and beverage costs primarily due to reduced leverage on lower revenue due to lapping the World Cup, increased promotions and discounts, a 1.6% increase in compensation and benefit costs due to reduced leverage on lower revenue due to lapping the World Cup, and a 1.8% increase in occupancy and other operating expenses due to reduced leverage on lower revenue due to lapping the World Cup.

Adjusted EBITDA

The following table sets forth the reconciliation of Adjusted EBITDA to net income (dollars in thousands).

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	September 27,	September 28,	September 27,	September 28,
	2015	2014	2015	2014
Net income attributable to Fogo de Chão, Inc.	$7,798	$4,492	$14,924	$10,939
Depreciation and amortization expense(a)	3,037	2,995	9,130	8,720
Interest expense, net	916	3,962	8,336	13,343
Income tax expense (benefit)	(253)	2,104	(13,582)	4,555
EBITDA	11,498	13,553	18,808	37,557
Pre-opening costs(b)	853	44	2,036	1,282
Loss on extinguishment/modification of debt(c)	—	—	5,991	3,090
Share-based compensation(d)	417	189	6,511	567
Management and consulting fees(e)	—	205	8,137	662
Retention agreement payments(f)	312	312	936	937
IPO related expenses(g)	—	636	782	712
Non-cash adjustments(h)	182	173	612	486
Adjusted EBITDA	$13,262	$15,112	$43,813	$45,293

(a)	For the thirteen and thirty-nine week periods ended September 27, 2015, excludes $0.06 million and $0.1 million, respectively, of depreciation expense attributable to our joint venture in Mexico.
(b)

For the thirty-nine week period ended September 27, 2015, excludes $0.3 million of pre-opening costs incurred by our joint venture in Mexico. For the thirteen and thirty-nine week periods ended September 28, 2014, excludes $0.1 million of pre-opening costs incurred by our joint venture in Mexico.

(c)

Consists primarily of non-cash charges resulting from the extinguishment/modification of our credit facilities. For the thirty-nine week period ended September 27, 2015, includes $0.3 million pre-payment premium and $0.1 million in legal and other expenses we paid in connection with the termination of our Senior Credit Facility. See Note 7 to the Unaudited Condensed Consolidated Financial Statements.

(d)

For the thirty-nine week period ended September 27, 2015, includes $5.7 million of compensation expense recognized upon the closing of the IPO attributable to the vesting of stock options. See Note 8 to the Unaudited Condensed Consolidated Financial Statements.

(e)

Consists primarily of payments to an affiliate of THL and advisors engaged by an affiliate of THL for advisory and consulting services. For the thirty-nine week period ended September 27, 2015, includes the $7.5 million fee paid to an affiliate of THL as a result of the termination of the advisory services agreement with that affiliate. See Note 14 to the Unaudited Condensed Consolidated Financial Statements.

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

Supplemental Selected Constant Currency Information

As exchange rates are an important factor in understanding period-to-period comparisons, we believe the presentation of certain results on a constant currency basis in addition to reported results helps improve investors’ ability to understand our operating results and evaluate our performance in comparison to prior periods. Constant currency information compares results between periods as if exchange rates had remained constant period-over-period. We use results on a constant currency basis as one measure to evaluate our performance. We calculate constant currency by retranslating results across all prior periods presented using a derived exchange rate for the most current year periods presented based on actual results. The tables set forth below calculate constant currency at a foreign currency exchange rate of 3.4886 and 3.1314 Brazilian reais to 1 US dollar, which represents the derived exchange rates for the thirteen and thirty-nine week periods ended September 27, 2015, respectively, calculated as explained above. These results should be considered in addition to, not as a substitute for, results reported in accordance with GAAP. Results on a constant currency basis, as we present them, may not be comparable to similarly titled measures used by other companies and are not measures of performance presented in accordance with GAAP.

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	September 27,	September 28,	September 27,	September 28,
	2015	2014	2015	2014
	(dollars in thousands)
Revenue as reported	$60,969	$63,694	$194,138	$193,553
Effect of foreign currency	—	(5,498)	—	(12,425)
Revenue at constant currency	$60,969	$58,196	$194,138	$181,128

Adjusted EBITDA	$13,262	$15,112	$43,813	$45,293
Effect of foreign currency	—	(1,637)	—	(3,468)
Adjusted EBITDA at constant currency	$13,262	$13,475	$43,813	$41,825
Adjusted EBITDA margin at constant currency	21.8%	23.2%	22.6%	23.1%

Restaurant contribution	$18,083	$20,772	$58,754	$61,648
Effect of foreign currency	—	(2,043)	—	(4,354)
Restaurant contribution at constant currency	$18,083	$18,729	$58,754	$57,294
Restaurant contribution margin at constant currency	29.7%	32.2%	30.3%	31.6%

Liquidity and Capital Resources

Our liquidity and capital requirements are principally the build-out cost of new restaurants, renovations of existing restaurants and corporate infrastructure, as well payments of principal and interest on our outstanding indebtedness and lease obligations. We also require capital resources to further expand and strengthen the capabilities of our corporate support and information technology infrastructures. Historically, our main sources of liquidity have been cash flow from operating activities, construction cost contributions from landlords when available to us (also known as tenant improvement allowances) and borrowings under our existing and previous credit facilities.

Brazilian operations are typically funded from cash generated within Brazil. Our United States operations are typically funded from cash generated in the United States. As of September 27, 2015, we had $21.8 million in cash and cash equivalents, of which $8.1 million was held by our Brazilian subsidiaries. We consider the undistributed net earnings of our Brazilian subsidiaries as of September 27, 2015 to be indefinitely reinvested and we expect the undistributed net earnings of our Brazilian subsidiaries to continue to be indefinitely reinvested. Accordingly, no provision for United States income and additional foreign taxes has been recorded on the aggregate undistributed earnings of our Brazilian subsidiaries as of September 27, 2015. If there is a change in assertion regarding indefinite reinvestment of undistributed earnings we would record a tax liability attributable to those undistributed earnings. There are no known restrictions that would prohibit the repatriation of the cash and cash equivalents of our Brazilian subsidiaries.

We intend to spend approximately $24.0 million to $28.0 million in Fiscal 2015 on capital expenditures, including $21.0 million to $25.0 million for new restaurant development and $1.0 million to $2.0 million on opportunistic restaurant remodeling.

As of September 27, 2015, our working capital deficit (excluding cash and cash equivalents) was $11.2 million and our cash and cash equivalents were $21.8 million. Our requirement for working capital is not significant since our restaurant customers pay for their food and beverage purchases in cash or credit cards at the time of the sale. Thus, we are able to sell many of our inventory items before we have to pay our suppliers for such items.

We believe that our cash from operations and available borrowings under our new 2015 Credit Facility will be adequate to meet our liquidity needs and capital expenditure requirements for at least the next 12 months. We also consider our expected cash flows from operations and agreed-upon landlord tenant improvement allowances to be additional sources of funds for our planned capital expenditures during the next several years.

The following table presents the primary components of net cash flows provided by and used in operating, investing and financing activities for the periods presented.

	Thirty-Nine Week Periods Ended
	September 27, 2015	September 28, 2014
	(in thousands)
Net cash provided by (used in)
Operating activities	$13,113	$16,933
Investing activities	(14,527)	(11,424)
Financing activities	6,192	(6,817)
Effect of foreign exchange	(2,377)	(337)
Net increase (decrease) in cash	$2,401	$(1,645)

Operating Activities

Net cash provided by operating activities decreased to $13.1 million for the thirty-nine weeks ended September 27, 2015, from $16.9 million for the thirty-nine weeks ended September 28, 2014. Net cash provided by operating activities consists primarily of net income, adjusted for non-cash expenses such as depreciation and amortization, and the net change in operating assets and liabilities.

Net cash provided by operating activities for the thirty-nine weeks ended September 27, 2015 primarily consisted of net income adjusted for non-cash expenses, including $6.0 million debt extinguishment, $6.5 million share-based compensation charge, a $13.9 million reduction in deferred tax during the second quarter of Fiscal 2015 resulting from the change in assertion that undistributed net earnings of Brazilian subsidiaries would be indefinitely reinvested in operations outside of the United States, and a decrease in interest payable.

Investing Activities

Net cash used in investing activities increased by $3.1 million to $14.5 million for the thirty-nine weeks ended September 27, 2015, primarily due to the timing of new restaurant construction projects during the year.

Financing Activities

Net cash provided by financing activities was $6.2 million for the thirty-nine weeks ended September 27, 2015, primarily consisting of net proceeds from the sale of common stock during the IPO as well as proceeds from the draw on the 2015 Credit Facility, all offset by principal payments to extinguish the Senior Credit Facility. Financing activities for the thirty-nine weeks ended September 28, 2014, resulted in net cash used of $6.8 million primarily due to repayments on the revolving line of credit under the Senior Credit Facility.

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

The 2015 Credit Facility contains a number of affirmative, negative and financial covenants, and events of default customary for facilities of this type.  The covenants, among other things, restrict our ability to incur additional indebtedness, make certain acquisitions, engage in certain transactions with affiliates, and authorize or pay dividends. In addition, we will be required to maintain two financial covenants, which include a maximum Total Rent Adjusted Leverage Ratio (at levels that may vary by quarter until maturity) and a minimum Consolidated Interest Coverage Ratio. Beginning with the third quarter ending September 27, 2015, these required ratios are 5.50 to 1 and 2.00 to 1, respectively. We were in compliance with these covenants at September 27, 2015.

As of September 27, 2015, we had five letters of credit outstanding for a total of $2.4 million and $82.6 million of available borrowing capacity under the new 2015 Credit Facility.

Contractual Obligations

In Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our final prospectus filed on June 19, 2015, we disclosed that we had $449.7 million in total contractual obligations as of March 29, 2015. Other than the items discussed below, there have been no material changes in our total obligations during the thirty-nine weeks ended September 27, 2015 outside of the normal course of our business.

On June 24, 2015, in connection with the closing of the IPO, we refinanced the Senior Credit Facility and entered into the 2015 Credit Facility. Upon the closing of the IPO, we drew $165.0 million on the new 2015 Credit Facility and used those borrowings, along with the net proceeds from the IPO, to repay the outstanding debt under the existing Senior Credit Facility.

We lease certain restaurant locations, storage spaces, buildings and equipment under non-cancelable operating leases. Our restaurant leases generally have initial terms of between 10 and 20 years, and generally can be extended only in five-year increments. Our leases expire at various dates between 2016 and 2033, excluding extensions at our option. During the second quarter of Fiscal 2015, we entered into seven additional leases, adding estimated minimum future rental payments of approximately $35.6 million as of June 28, 2015 attributable to these non-cancelable operating leases. We did not enter into any additional leases during the third quarter of Fiscal 2015.

Off-Balance Sheet Arrangements

We enter into standby letters of credit to secure certain of our obligations, including insurance programs and lease obligations. As of September 27, 2015, letters of credit and letters of guaranty totaling $2.4 million have been issued. Other than these standby letters of credit, we do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. In addition, we have not entered into any derivative contracts or synthetic leases.

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

Foreign Currency Exchange Risk

The reporting currency for our consolidated financial statements is the US dollar. However, during the thirty-nine week periods ended September 27, 2015 and September 28, 2014, we generated approximately 16.7% and 24.1%, respectively, of our revenue in Brazil. As a result, we have been impacted by changes in exchange rates and may be impacted materially for the foreseeable future. For example, if the US dollar strengthens it would have a negative impact on our Brazilian operating results upon translation of those results into US dollars for the purposes of consolidation. The exchange rate of the Brazilian real against the US dollar is currently near a multi-year high. Any hypothetical loss in revenue could be partially or completely offset by lower food and beverage costs and lower selling, general and administrative costs that are generated in Brazilian reais. A 10% appreciation in the relative value of the US dollar compared to the Brazilian real would have resulted in lost income from operations of approximately $0.4 million and $0.9 million for the thirty-nine week periods ended September 27, 2015 and September 28, 2014, respectively. To the extent the ratio between our revenue generated in Brazilian reais increases as compared to our expenses generated in Brazilian reais, we expect that our results of operations will be further impacted by changes in exchange rates. We do not currently hedge foreign currency fluctuations. However, in the future, in an effort to mitigate losses associated with these risks, we may at times enter into derivative financial instruments, although we have not historically done so. These may take the form of forward sales contracts and option contracts. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.

Interest Rate Risk

We are exposed to market risk from changes in interest rates on our debt, which bears interest at variable rates and is a function of our Total Rent Adjusted Leverage Ratio as defined in the credit agreement. As of September 27, 2015, we had total aggregate principal amount of outstanding borrowings of $165.0 million. A 1.00% increase in the effective interest rate applied to these borrowings would result in an interest expense increase of $1.7 million on an annualized basis. We manage our interest rate risk through normal operating and financing activities and, when determined appropriate, through the use of derivative financial instruments.

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

Our management establishes and maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. We have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, with the participation of our CEO and CFO, as well as other key members of our management. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of September 27, 2015 because of the material weakness in our internal control over financial reporting. We are continuing to take the necessary steps to remediate.

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

The Department of Homeland Security’s Bureau of Citizenship & Immigration Services (USCIS, formerly INS) began to narrow its interpretation of L-1B visa eligibility as to all corporate petitioners in 2007. Beginning in 2009, the USCIS ceased approving our L-1B visas and recommended that the petitions of 10 current L-1B visa holders be revoked. We contested the adverse actions before USCIS, and then sued USCIS in US District Court. The US District Court affirmed the USCIS denials in 2013, but we appealed that determination, and on October 21, 2014, the US Court of Appeals for the D.C. Circuit granted our appeal, reversed the USCIS denial, and remanded the representative L-1B petition in question to the district court, with instructions to vacate the denial and to remand to USCIS for further consideration in light of the Court’s correction of USCIS’s factual and legal adjudication errors. USCIS reopened the matter pursuant to the DC Circuit’s remand order. On June 12, 2015, USCIS again denied the L-1B petition. On August 7, 2015, we filed a complaint for declaratory and mandamus relief in the US District Court for the District of Columbia seeking to overturn the latest USCIS denial and effectuate the prior holding of the DC Circuit. The government answered our complaint on October 13, 2015, and the litigation will be subject next to motions for summary judgment. We do not know when the District Court will rule on our complaint.

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

None.

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

FOGO DE CHAO, INC.

Date: November 5, 2015	By:	/s/ Lawrence J. Johnson
Lawrence J. Johnson
Chief Executive Officer

Date: November 5, 2015	By:	/s/ Anthony D. Laday
Anthony D. Laday
Chief Financial Officer