Form 10-K
period 2016-01-03
Fogo de Chao, Inc.
filed 2016-03-30
CIK 1627487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Securities registered pursuant to Section 12(b) of the Act: Common Stock, par value $0.01 per share; Common stock traded on NASDAQ stock market.

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☑ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑ (Do not check if a small reporting company)	Small reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑

As of June 28, 2015, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant's outstanding common stock held by non-affiliates was approximately $120,011,000, based upon the last reported sales price on June 26, 2015. The registrant’s common stock was not traded on June 28, 2015, the last day of the registrant’s second fiscal quarter. For purposes of this calculation, shares of common stock held by each executive officer and director and by holders of more than 5% of the outstanding common stock have been excluded since those persons may under certain circumstances be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of registrant’s Common Stock outstanding as of March 24, 2016 was 28,079,383.

Portions of the registrant’s definitive proxy statement relating to the registrant’s Annual Meeting of Stockholders, scheduled to be held on May 9, 2016, are incorporated by reference into Part III of this Report.

i

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to risks and uncertainties. Forward-looking statements relate to expectations, beliefs, projections, guidance, future plans, objectives and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts, such as statements regarding our future financial condition or results of operations, our prospects and strategies for future growth, the development and introduction of new products, and the implementation of our marketing and branding strategies. Forward-looking statements can also be identified by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “seeks,” “intends,” “targets” or the negative of these terms or other comparable terminology.

Forward-looking statements are not guarantees of future performance and actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the section entitled "Risk Factors" in Item 1A of this Form 10-K and other factors noted in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Form 10-K. The risk factors and other factors discussed in this Form 10-K are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the SEC. Because of these factors, we caution against placing undue reliance on forward-looking statements. Forward-looking statements speak only as of the date on which they are made. Except as required by applicable securities law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

In this section and other parts of this Form 10-K, we refer to certain measures used for financial and operational decision making and as a means to evaluate period-to-period comparisons. We also may refer to a number of financial measures that are not defined under GAAP, but have corresponding GAAP-based measures. Where non-GAAP measures appear, we provide tables reconciling these non-GAAP measures to their corresponding GAAP-based measures and make reference to a discussion of their use. We believe these measures provide useful information about operating results, enhance the overall understanding of past financial performance and future prospects, and allow for greater transparency with respect to key metrics used by management in its financial and operational decision making.

The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and related notes thereto included elsewhere in this annual report. All information presented herein is based on our fiscal calendar. Unless otherwise stated, references to particular years, quarters, months or periods refer to our fiscal years and the associated quarters, months and periods of those fiscal years.

PART I

Item 1. Business.

Overview

Fogo de Chão, Inc. and its subsidiaries (“Fogo,” “we” or the “Company”) began operations in 1979 in Brazil and in 1997 in the United States (“US”). We are principally engaged in the operation of Brazilian steakhouses, or churrascarias, in the US, Brazil, Puerto Rico and through a joint venture in Mexico. On June 24, 2015 we completed our initial public offering ("IPO") of 5,073,528 shares of common stock at a price to the public of $20.00 per share. Our common stock currently trades on the NASDAQ Global Select Market under the symbol “FOGO.”

We operate on a 52- or 53-week fiscal year that ends on the Sunday that is closest to December 31 of that year. Each fiscal year generally is comprised of four 13-week fiscal quarters, although in the years with 53 weeks the fourth quarter represents a 14-week period. References to Fiscal 2015 relate to our 53-week fiscal year ended January 3, 2016. References to Fiscal 2014 and Fiscal 2013 relate to our 52-week fiscal years ended December 28, 2014 and December 29, 2013, respectively.

Our Company

Fogo de Chão (fogo-dee-shoun) is a leading Brazilian steakhouse, or churrascaria, which has specialized for over 36 years in fire-roasting high-quality meats utilizing the centuries-old Southern Brazilian cooking technique of churrasco. We deliver a distinctive and authentic Brazilian dining experience through the combination of our high-quality Brazilian cuisine and our differentiated service model known as espeto corrido (Portuguese for “continuous service”) delivered by our churrasqueiros, which we refer to as our gaucho chefs. We offer our guests a tasting menu of a variety of meats including beef, lamb, pork and chicken, simply seasoned and carefully fire-roasted to expose their natural flavors.

Guests can begin their dining experience at the Market Table, which offers a wide variety of Brazilian-inspired side dishes, fresh-cut vegetables, seasonal salads, aged cheeses and cured meats, or they can receive immediate entrée service table-side from our gaucho chefs by turning a service medallion, found at each guest’s seat, green side up. Each gaucho chef rotates throughout the dining room, and is responsible for a specific cut of meat which they prepare, cook and serve to our guests continuously throughout their meal. Guests can pause the service at any time by turning the medallion to red and then back to green when they are ready to try additional selections and can communicate to our gauchos their preferred cut of meat, temperature and portion size. Our continuous service model allows customization and consumer engagement since our guests control the variety and quantity of their food and the pace of their dining experience. Through the combination of our authentic Brazilian cuisine, differentiated service model, prix fixe menu and engaging hospitality in an upscale restaurant atmosphere, we believe our brand delivers a differentiated dining experience relative to other specialty and fine-dining concepts and offers our guests a compelling value proposition.

Throughout our history, we have been recognized for our leading consumer appeal by both national and local media in the markets where we operate, including winning multiple “best of” restaurant awards from one of Brazil’s most prominent lifestyle publications, Veja Magazine, and numerous accolades in the US, including awards from Nation’s Restaurant News, Zagat and Wine Spectator Magazine.

We opened our first restaurant in 1979 in Porto Alegre, Brazil. In 1986, we expanded to São Paulo, Brazil, a city in which we now operate five restaurants. Encouraged by our growth in Brazil, we opened our first restaurant in the US in 1997 in Addison, Texas, a suburb of Dallas, and have since expanded our footprint nationwide. We currently operate 31 restaurants in the US, including our newest restaurant that we opened in Naperville, Illinois in January 2016, 10 restaurants in Brazil and one restaurant in Mexico, our first joint venture restaurant. From the 2010 to 2015 fiscal years, we grew our restaurant count by a compound annual growth rate (“CAGR”) of 13.3%.

Restaurant Count	Revenue

We believe our dedication to serving high-quality Brazilian cuisine and our differentiated service model, combined with our disciplined focus on restaurant operations, have resulted in strong financial results illustrated by the following:

•

In Fiscal 2015, we generated average unit volumes (“AUVs”) of approximately $8.5 million in the US and approximately R$15.0 million (Brazilian Real) in Brazil, and a consolidated restaurant contribution margin of 31.4%;

•

In Fiscal 2015, we opened seven restaurants, increasing our restaurant base 20.6% from 34 restaurants at the end of Fiscal 2014 to 41 at the end of Fiscal 2015. In Fiscal 2015, we opened restaurants in San Juan (Puerto Rico), Rio de Janeiro (Brazil), our first joint venture restaurant in Mexico City (Mexico), Summerlin (Nevada), The Woodlands (Texas), San Francisco (California) and New Orleans (Louisiana). We opened our 42nd location in Naperville, Illinois in January 2016; and

•	From Fiscal 2014 to Fiscal 2015, revenue grew 3.6% to $271.6 million and our net income increased from a net income of $17.3 million in Fiscal 2014 to net income of $28.0 million in Fiscal 2015.

AUVs and restaurant contribution margin are key metrics we use in evaluating the performance of our restaurants. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for explanations of how these metrics are calculated and how we use these metrics in evaluating the performance of our restaurants.

Our Competitive Strengths

We believe the following strengths differentiate us from our competitors and serve as the foundation for our continued growth:

Authentic Cuisine – A Culinary Journey to Brazil

We provide our guests with an experience that is distinctly Brazilian, and our food is at the heart of that experience. Our traditional Brazilian cuisine has been passed down from generation to generation in Brazil and lives on in the way our gaucho chefs prepare, season and continuously fire-roast our meats utilizing the traditional cooking method of churrasco – fire-roasted on skewers over an open flame to expose the natural flavors. Our entrée selection features a variety of carefully cooked and seasoned meats including Brazilian style cuts of beef such as the fraldinha and the picanha, our signature cut of steak, as well as other premium beef cuts such as filet mignon and rib eye, and lamb, chicken, pork and seafood items. Each cut is carved table-side by our gaucho chefs in a manner designed to both enhance the tenderness of each slice and meet our guests’ desired portion size and temperature. At Fogo de Chão, every table is a chef’s table. To complement our meat selection, a variety of sharable side dishes, including warm cheese bread, fried bananas and crispy polenta, are brought to each table and replenished throughout the meal. For guests preferring lighter fare, we also offer Brazilian-inspired à la carte seafood options, a “Market Table” only option and a selection of small plates. Our Market Table, which features a variety of gourmet side dishes, seasonal salads, Brazilian hearts of palm, fresh-cut vegetables, aged cheeses and cured meats is immediately available once our guests are seated. We believe it pays homage to the kitchen tables of Southern Brazil where families share fresh produce and seasonal salads grown locally. Our menu is enhanced by an award-winning wine list and a full bar complete with a selection of signature Brazilian drinks such as the caipirinha.

Interactive, Approachable Fine-Dining Experience Delivered By Our Gaucho Chefs

We believe that we offer our guests an upscale, approachable and friendly atmosphere in elegant dining rooms that is complemented by the personalized, interactive experience with our gaucho chefs and team members. Skilled artisans trained in the centuries-old Southern Brazilian cooking tradition of churrasco and the culture and heritage of Southern Brazil, the home of churrasco, our gaucho chefs are central to our ability to maintain consistency and authenticity throughout our restaurants in Brazil and the US. Due to our significant operations in Brazil, we are able to place many of our native Brazilian gaucho chefs in restaurants in the US, which we believe preserves the distinctly Brazilian attributes of our brand. Our team members focus on anticipating guests’ needs and helping guests navigate our unique dining experience for a memorable visit.

Our gaucho chefs butcher, prepare, cook and serve our premium meats to each guest, as well as engage and interact with them. We utilize a continuous style of service, where each of our gaucho chefs approaches guests at their table with various selections of meat, providing our guests with the cut, temperature and quantity they desire. During these interactions, our gaucho chefs learn each guest’s specific preferences and are able to tailor their dining experience accordingly. In addition to providing an entertaining and engaging experience, our continuous service allows our guests to control the entrée variety, portions and pace of their meal, which we believe maximizes the customization of their experience and the satisfaction they receive from dining at our restaurants.

Award-Winning Concept with a Compelling Value Proposition and Broad Appeal

We believe that the combination of our high-quality Brazilian cuisine, differentiated dining experience and the competitive price point of our prix fixe menu leads our restaurants to appeal to a wide range of demographic, including both men and women, and socioeconomic groups. We believe our restaurants provide a preferred venue for various dining occasions, including intimate gatherings, family get-togethers, business functions, convention banquets and other celebrations. Many of our guests dine at our restaurants multiple times per year.

Our restaurants have received numerous awards and accolades from critics and reviewers in the US and Brazil. For example, we have been nationally recognized by Nation’s Restaurant News, Zagat and Wine Spectator Magazine, and we have received awards from local media in the markets we operate, including Atlanta Magazine, Chicago Tribune, Dallas Observer and Houston Business Journal. Additionally, our restaurants are consistently included among the top upscale dining options by reputable online reviewers such as Yelp and Urban Spoon. We believe that the authenticity of our brand is demonstrated by the fact that we have received multiple “best of” restaurant awards from Veja Magazine.

Unique Operating Model Drives Attractive Restaurant-Level Profitability

Through the consistent execution of our unique business model, we are able to produce what we believe is attractive restaurant-level profitability by optimizing labor and food costs. For Fiscal 2015, the sum of our food and beverage costs and compensation and benefits costs (or “prime costs”) as a percentage of revenue were 51.6%. Our favorable performance on the largest components of a restaurant’s cost structure, which drives our restaurant contribution margins, is due to the following unique structural characteristics of our operational model:

•	The dual role our gaucho chefs play as both chef and server significantly reduces back-of-the-house labor costs;
•	Simple cooking technique and streamlined food offering, combined with table-side service and plating, allow for efficient kitchen and server operations, reducing labor costs;
•	Our gaucho chefs work as a team with cross-functional roles and responsibilities, increasing productivity, speed of service and guest satisfaction, while reducing labor costs;
•

Simple, space-efficient cooking technique and streamlined menu reduces our kitchen’s footprint and maximizes space devoted to front-of-the-house tables, which allows our restaurants to achieve higher sales per square foot and enables us to leverage our fixed costs such as occupancy;

•

Our self-service Market Table requires minimal staffing and kitchen preparation, thereby reducing labor costs, and provides us flexibility in the range of items we offer, which helps us manage food costs through seasons and market cycles;

•	In-house butchering by our highly skilled gaucho chefs maximizes the yield on our meat cuts, thereby reducing food costs; and
•	Our wide variety of proteins offered provides us flexibility in sourcing our meat selection, which help us optimize food costs.

Attractive Cash-on-Cash Returns Create New Restaurant Growth Opportunity

Our business model produces attractive unit volumes and restaurant contribution margins that drive attractive cash-on-cash returns in excess of 50%. For Fiscal 2015, we generated AUVs of approximately $8.5 million in the US and approximately R$15.0 million (Brazilian Real) in Brazil, and a consolidated restaurant contribution margin of 31.4%. Since 2007, our new restaurants that have been open at least three years as of January 3, 2016, have generated an average year three cash-on-cash return of greater than 50%. We calculate our year three cash-on-cash return by dividing our restaurant contribution in the third year of operation by our initial investment costs (net of pre-opening costs and tenant allowances). Our restaurants perform well across a diverse range of geographic regions, population densities and real estate settings, which we believe demonstrates the portability of our concept to new markets. We believe the combination of our attractive cash-on-cash returns, proven concept portability, and current footprint, supports further use of cash flow to grow our restaurant base and creates an attractive new restaurant growth opportunity.

Highly Attractive Concept for Domestic and International Real Estate Developers Supports Growth

Due to the broad appeal of our brand, the diversity of our guest base and the relatively high number of weekly visits to our restaurants, our concept is a preferred tenant for real estate developers. Landlords and developers, both in the US and internationally, seek out our restaurants to be anchors for their developments as they are highly complementary to national retailers. Our ability to achieve AUVs that are comparable to those of other high-end steakhouses despite our lower average check demonstrates our capacity to attract more guests than many of our competitors. Our AUVs, brand recognition and relatively high guest traffic position us well to negotiate the prime location within a development and favorable lease terms, which enhance our return on invested capital.

We believe our concept has international appeal and makes us an attractive tenant for international real estate developers, and we believe we will be able to leverage our brand strength to negotiate attractive terms in desirable locations as we grow outside the US and Brazil. We have entered into joint ventures to expand our operations in Mexico, where there is currently one joint venture restaurant located in Mexico City, and in certain locations in the United Arab Emirates, Qatar, Kuwait, Oman, Bahrain, the Kingdom of Saudi Arabia and Lebanon.

Our Growth Strategies

We plan to continue to expand our restaurant footprint and drive revenue growth, improve margins and enhance our competitive positioning by executing on the following strategies:

Grow Our Restaurant Base

We believe we are in the early stages of our growth with 42 current restaurants, 31 in the US, 10 in Brazil and one in Mexico, our first joint venture restaurant. Based on internal analysis and a study prepared by an independent third party, we believe there exists long-term total restaurant potential for approximately 100 new domestic sites and additional new restaurants internationally, due to the broad appeal of our differentiated concept, attractive cash-on-cash returns, flexible real estate strategy and successful history of opening new restaurants. We have a long track record of successful new restaurant development, evidenced by having grown our restaurant count by a multiple of 10 since 2000 and at a 13.3% CAGR since 2010. Since 2007, our new restaurants that have been open at least three years have generated an average year three cash-on-cash return of greater than 50%. We calculate our year three cash-on-cash return by dividing our restaurant contribution in the third year of operation by our initial investment costs (net of pre-opening costs and tenant allowances). We believe our concept has proven portability, with attractive AUVs and cash-on-cash returns across a diverse range of geographic regions, population densities and real estate settings.

We will continue to pursue a disciplined new restaurant growth strategy primarily in the US in both new and existing markets where we believe we are capable of achieving sales volumes and restaurant contribution margins that generate attractive cash-on-cash returns. We opened seven restaurants during Fiscal 2015, which included our first joint venture restaurant in Mexico City, which opened in May 2015. Over the next three to five years, we plan to increase our company-owned restaurant count by at least 10% annually, with North America being our primary market for new restaurant development. In addition, we plan to grow in other international markets.

•

Open New Restaurants in the United States. We believe the US can support a considerable number of additional Fogo de Chão restaurants and will continue to be our primary market for new restaurant development. Based on internal analysis and a study prepared by an independent third party, we estimate that there exists long-term potential for approximately 100 new domestic sites across large- and mid-sized markets as well as urban and suburban locations that can support Fogo de Chão restaurants.

•

Open New Restaurants in Brazil. Based on analysis performed by our development team, we believe there is an opportunity to open additional restaurants in Brazil, the birthplace of Fogo de Chão. Over the next five years, we plan to open three to five new restaurants throughout the country as attractive real estate locations become available. In addition to providing attractive returns on invested capital, our operations in Brazil allow us to maintain our authentic and distinctive churrasco heritage and support the global growth of our brand.

•

Open New Restaurants in Other International Markets. We will selectively consider other international markets, as we believe attractive opportunities for opening new restaurants exist in large cities and business centers in certain international markets including Asia, Australia, Canada, Europe, the Middle East and South America. We will pursue growth in these markets through a combination of company-owned restaurant development and joint ventures, which we believe allow us to expand our brand with limited capital investment by us. In May 2015, we opened our first joint venture restaurant in Mexico City.

Our current restaurant investment model targets an average cash investment of $4.5 million per restaurant, net of tenant allowances and pre-opening costs, assuming an average restaurant size of approximately 8,500 square feet, an AUV of $7.0 million and a cash-on-cash return in excess of 40% by the end of the third full year of operation. On average, our new company-owned restaurants opened since the beginning of 2007 have exceeded these AUV and cash-on-cash return targets within the third year of operation.

The investment targets for our new restaurants do not consider any allocations of corporate support expense, non-cash items such as depreciation, amortization and equity-related compensation expense, or income taxes, and do not represent a targeted return on an investment in our common stock. Additionally, the actual performance of any new restaurant may differ from the originally targeted performance due to a variety of factors, many of which are outside of our control, and such differences may be material. There can be no assurance that any new restaurant opened will have similar operating results to those of established restaurants. See “Risk Factors—Risks Related to Our Business and Industry—Our historical revenue and AUVs may not be indicative of our future financial performance.”

Grow Our Comparable Restaurant Sales

We believe the following strategies will allow us to grow our comparable restaurant sales:

•

Food and Beverage Innovation. We seek to introduce innovative items that we believe align with evolving consumer preferences and broaden our appeal, and we will continue to explore ways to increase the number of occasions for guests to visit our restaurants. In order to drive guest frequency and broaden the appeal of our menu, we have added seafood items and on-trend seasonal food and beverage offerings. Additionally, we believe there are significant day-part opportunities with our Bar Fogo concept, a “small plates” menu served at the bar, happy hour and special occasion menus.

•

Increase Our Per Person Average Spend. We believe there are opportunities to drive comparable restaurant sales growth through incremental food and beverage sales. For example, our guests may order a Malagueta Shrimp Cocktail in addition to our traditional prix fixe menu. Through Bar Fogo, we plan to generate incremental food sales as well as increase our alcohol sales by improving our guest experience in our bar. In the US our alcohol mix was 16.3% of sales in Fiscal 2015, which we believe is below that of our fine-dining peers. In addition to our Bar Fogo initiative, we believe we can increase our alcohol sales through our recently improved wine-by-the-glass program and the introduction of new Brazilian-inspired cocktails to our beverage menu. Finally, we believe the continued rollout of happy hour and special occasion menus will also increase our per person average spend.

•

Further Grow Our Large Group Dining Sales. We believe our differentiated dining experience, open restaurant layout, speed of service and compelling value proposition make us a preferred destination for group dining occasions of all types. For Fiscal 2015, large group sales represented 12.6% of US revenue, and we believe there is a significant opportunity to grow that aspect of our business. We currently have group sales managers at all of our US restaurants who introduce large group reception and meeting packages, which have generated significant momentum in group sales growth. In Fiscal 2015, we generated large group sales growth of 11.6% for our comparable restaurants over the prior year period, and we believe the investments we have made in our group sales business will continue to yield positive results.

•

Continue to Improve Our Marketing to Drive Traffic. We will continue to invest in marketing and advertising to drive guest trial and frequency. We continue to introduce new marketing initiatives through various channels, including social, online, print, digital advertising, TV and radio media, with the intent to promote brand awareness. We will continue to harness word of mouth and grow our social media and e-mail marketing fan base through thoughtful planning, unique promotions and rich content that reward loyalty and increase guest engagement with our brand. We intend to drive repeat traffic by becoming our guests’ preferred upscale restaurant destination and believe targeted marketing investments that heighten awareness, reinforce the premium image of our brand and highlight the authenticity of our dining experience will continue to generate guest loyalty and promote brand advocacy.

•

Opportunistically Remodel Select Restaurants. Beginning in Fiscal 2015, we launched an opportunistic remodel program, which we expect to continue through 2016. We believe our new design will enhance the guest experience, highlight our brand attributes and encourage guest trial and frequency. We also believe there are opportunities to optimize restaurant capacity and enhance merchandising to maximize sales per square foot.

Improve Margins by Leveraging Our Infrastructure and Investments in Human Capital

To support our future growth and improve our operations and management team, over the last three years we have made significant investment in personnel costs by adding 25 positions to our corporate team in executive positions and key functional areas and added local sales manager positions and assistant manager positions at the restaurant level. These hires have bolstered key functional areas and supported future growth initiatives including senior leadership, new restaurant site selection and analysis, new restaurant design, group dining, product innovation and in-restaurant employee training. In addition, we have implemented initiatives in our restaurants to improve labor productivity, which we believe will further enhance restaurant profitability and the guest experience. These investments and initiatives have yielded positive results and we believe we will continue to benefit from these investments as we grow our business in the long-term. Furthermore, we expect our general and administrative expenses to decrease as a percentage of total revenue over time as we are able to leverage these investments by growing revenue faster than our fixed cost base. In addition, we have made substantial investments in our IT systems, and we expect to utilize our IT infrastructure for continued improvements in operational efficiency and margins through the use of labor productivity and training tools.

Our Dining Experience

Our restaurants offer a differentiated prix fixe menu as well as select à la carte options. For the full churrasco experience, the prix fixe menu includes two courses. Guests can begin at the Market Table, which features a variety of gourmet side dishes, seasonal salads, Brazilian hearts of palm, fresh-cut vegetables, aged cheeses, smoked salmon and cured meats, and is available immediately after the guests are seated.

The second course of the menu is the rodizio (meat) service. We offer a variety of cuts of beef, lamb, pork and chicken fire-roasted over open flames in the traditional Brazilian style. Gaucho chefs rotate through the dining room, with each server responsible for a single cut of meat that is carved table-side to guests’ specifications. Some of our most popular Brazilian style cuts include the picanha, our signature cut (a part of the sirloin), alcatra (cut from the top sirloin), new beef ancho (the prime part of the rib eye), fraldinha (bottom sirloin), linguica (robust pork sausages) and costela (beef ribs).

Each guest has beside them a two-sided medallion with one side red and one side green. When a guest is ready to begin enjoying the various selections of meat they simply turn the medallion to green. This signals our gaucho chefs to visit that table and offer whatever cut of meat they are serving. Guests can pause the service at any time by turning the medallion to red and then back to green when they are ready to try additional selections, and can communicate to our gauchos any specific cut of meat they prefer. The medallion allows customization so the guest can control the pace and choice of meats. Each cut is carved by our gaucho chefs in a manner designed to both enhance the tenderness of each slice as well as meet our guests’ desired portion size and temperature.

To complement the meats, a variety of sharable side dishes, including warm cheese bread, fried bananas and crispy polenta, are brought to each table and replenished throughout the meal. Our restaurants also offer a selection of traditional desserts, including papaya cream and tres leches.

For guests preferring lighter fare, we also offer Brazilian-inspired à la carte seafood options across our restaurant base to increase guest frequency and broaden the appeal of our menu. We also offer the option to have only food from the Market Table. Our menu options are enhanced by an award-winning wine list and a full bar complete with a selection of signature Brazilian drinks such as the caipirinha. We also offer Bar Fogo, a “small-plates” menu offered at the bar designed to enhance our bar experience, increase alcohol sales and drive higher spend per guest. We believe there is substantial opportunity to increase guest frequency and spend per guest through continued menu innovation and further day-part expansion.

Site Selection and Development

New Restaurant Development

We will continue to pursue a disciplined restaurant growth strategy in markets where we believe we are capable of achieving sales volumes and restaurant contribution margins that achieve attractive cash-on-cash returns. Over the next three to five years, we plan to increase our company-owned restaurant count by at least 10% annually.

We believe we are in the early stages of our growth and view the US as our primary market for new restaurant development. Our restaurants perform well across a diverse range of geographic regions, population densities and real estate settings. Based on internal analysis and studies by an independent third party, we believe there is long-term potential for approximately 100 new sites in the US to support Fogo de Chão restaurants. In Brazil, we plan to open three to five new restaurants throughout the country over the next five years as attractive real estate locations become available. We will continue to selectively consider other international markets, as we believe attractive opportunities for opening new restaurants exist in international markets, including Asia, Australia, Canada, Europe, Mexico, the Middle East and South America.

We will pursue international expansion beyond Brazil in large cities through a combination of company-owned restaurant development and joint ventures. We have developed a joint venture strategy to grow our restaurant base in new international jurisdictions by leveraging the capital and local market expertise of restaurant operating partners to enable us to enter these new markets efficiently. We opened our first joint venture restaurant in Mexico City in May 2015. We will pursue growth in Mexico through this joint venture, which we believe will allow us to expand our brand with limited capital investment by us. In addition, we entered into a second joint venture in 2015, pursuant to which we currently expect to open joint venture restaurants in the Middle East.

There is no guarantee that we will be able to increase the number of our restaurants. We may be unsuccessful in expanding within our existing or into new markets for a variety of reasons described herein under “Risk Factors,” including competition for guests, sites, employees, licenses and financing.

Market and Site Selection Process

We consider market and site selection to be critical to our long-term success because the location of a restaurant is a critical variable in its long-term success, and we accordingly devote considerable resources to market analysis, real estate planning and site selection.

We use a combination of our internal development committee as well as a national real estate broker interfacing with local networks in our target markets to identify and assess potential sites for new restaurant development. Our in-house real estate team has experience with a wide range of national restaurant brands. We utilize sophisticated analytical tools designed to uncover characteristics that we believe drive successful restaurant openings. In the US, we utilize two complementary site selection tools for market planning: (i) an independent third party that utilizes transaction data based on actual guest zip codes to identify the most valuable psychographic guest segments and maps those segments to uncover trade areas that contain the highest concentration of our core guests in Designated Market Areas (“DMAs”) to help us prioritize market and site selection and (ii) a second independent third party, which also uses psychographic criteria as well as site-specific features, location of competitors and customer surveys to further refine the search within potential DMAs.

Criteria for evaluating market expansion opportunities include total population and population density, guest demographics, total DMA restaurant sales, gross domestic product per capita, labor force and unemployment rates, availability of premier site locations, competition penetration and projected unit economics, among other things. We seek out locations with high average household income and commercial density as well as traffic drivers such as high daytime population and proximity to luxury hotels, meeting spaces and airports and sites with a strong mix of retail co-tenancy.

Our real estate process is led by our internal development committee, which is comprised of senior management and members of our real estate team. The development committee meets periodically to review new site opportunities and recommends new locations to our board of directors for approval. Once a location has been approved by the board of directors, we begin a design process to align the characteristics of the site to our brand attributes.

Restaurant Design

We place significant emphasis on the unique design and atmosphere of our restaurants. Each of our restaurants has a unique layout to optimize available space, and we have a flexible restaurant design. This flexibility enhances our growth opportunity, since our concept performs well in a diverse range of property types, building sizes and locations from high-density urban to less dense suburban markets with either in-line or free-standing building types.

Restaurant design is handled by our in-house architectural team utilizing in-house resources as well as local third-party architects in the markets where we develop restaurants. In designing our restaurants, our goal is to provide guests with an open, interactive layout that complements the continuous style of service provided by our gaucho chefs. We believe our restaurant design highlights our Southern Brazilian roots in a modern, contemporary way. This is accomplished through our choice of color palette, imagery and décor, which we believe creates an atmosphere that enhances our guests’ dining experience. Depending on the location and size of the restaurant, guests will find unique elements incorporated in the restaurant design. For example, many restaurants include a glass-enclosed pit roaster prominently displayed with large cuts of meat cooking over an open flame. While all of our restaurants share similar design elements, each restaurant is customized to accommodate the specifics of the location and the available floor space. Our restaurant floor plans have ample space, allowing for a fluid and dynamic setup and provide flexibility to accommodate large groups. Because of the simplicity of our back-of-house operations, we are able to dedicate more floor space for the seating area than some of our competitors, thereby optimizing our restaurant locations and increasing revenue per square foot.

Construction

Restaurant construction is overseen by our construction team, which includes our Vice President of Development, in-house architects and our in-house construction managers. Construction of a new restaurant in the US typically takes approximately four to six months. We generally construct restaurants in in-line leased retail space or free-standing buildings on leased properties. Our restaurant investment model targets a cash build-out cost of $3.0 to $6.0 million per restaurant, net of tenant allowances and pre-opening costs.

Restaurant Management and Operations

Restaurant Organizational Structure

Each restaurant typically employs approximately 60 to 85 people. There are approximately 10 to 12 gaucho chefs per restaurant. Supporting the gaucho chefs are approximately 10 to 30 servers and approximately 10 to 30 bussers and kitchen staff as well as other operating personnel. Our gaucho chefs butcher, prepare, fire-roast and serve all our meats. Each restaurant has a general manager and an assistant general manager, and most of our restaurants in the US employ a second assistant manager. To promote authenticity, continuity of the churrasco culture and improved operations, most of our employees holding management-level positions and our general managers are former gaucho chefs.

We emphasize a culture of collaboration within the management of our restaurants to facilitate the continuous development of “best practices” regarding guest service, cost control and growth opportunities. In both our US and Brazilian operations, our general managers meet each week to discuss performance and opportunities for improvement.

 Our Gaucho Chefs

Our highly-trained and skilled gaucho chefs perform a combination of “back-of-the-house” and “front-of-the-house” duties. The skill set required to perform as one of our gaucho chefs illustrates the importance of the position in the organization. The responsibilities and skills fall into three general categories – culinary, service, and authenticity:

Culinary

•	Assess meat quality;
•	Butcher, season and marinate meats;
•	Forecast nightly business flow and adjust the types and quantities of meats to be cooked to ensure quality and utilize procedures to minimize meat waste; and
•	Cooking temperature management (each meat requires different temperature management techniques).

Service

•	Ability to serve in high energy “espeto corrido” style in a safe manner;
•	Delivery and presentation of skewered meats to each table;
•	Customized carving of meats to satisfy the preferences of the guest;
•	Monitor the tables and coordinate with each other, ensuring that each guest is presented with all available cuts of meat; and
•	Ensure that the pace and style of the presentation of each meal is consistent with authentic gaucho traditions.

Authenticity

•	Knowledgeable regarding culture, history, and lifestyle of Southern Brazil and its gauchos;
•	Knowledgeable regarding traditional gaucho cuisine, including the different cuts of meat and the style of cooking;
•	Ability to answer guests’ questions regarding gaucho tradition, culture and cuisine; and
•	Train employees in the US in authentic service, monitor service delivery at each meal and make any corrections needed to preserve the authentic nature of presentation.

We maintain very high standards for the gaucho chef position. Once selected, the employee must successfully complete an apprenticeship program of 18 to 24 months, which primarily consists of on-the-job training before being certified for the position. The training is not completed after this initial program, as we have implemented a program of continuous training and mentoring. We credit our stringent hiring and intense training practices for our ability to deliver a consistent and authentic product to our guests, which we believe differentiates us from our competition. These practices have also resulted in strong retention rates in our restaurants, with our gaucho chefs having been employed with us for an average of over three years and our restaurant general managers having been employed with us for an average of 12 years.

Talent Acquisition, Training and Leadership Development

Our talent management begins with attracting, selecting and training talent that aligns with our values. We believe this approach has been a cornerstone of our success and we continue to focus on our training efforts to ensure our brand standards are maintained globally. Our talent strategy is focused on three core tenets, underpinned by a technology-based platform and web-based tools, including:

•

Selection, On-Boarding and Cultural Immersion. We take a balanced approach on selection by attracting and developing like-minded, guest- and hospitality-focused leaders for future management needs. All leaders at all levels of our organization are immersed in the culture and heritage of Fogo de Chão.

•

Competency-Based Learning. After passing an interview and selection process, managers must be certified through an eight- to 12-week in-restaurant management development program. During the onboarding process, newly promoted or hired leaders learn all of the functional positions in the restaurant and develop strong guest-oriented management routines. Training takes place in one of our six training restaurants. All Fogo employees, irrespective of level in the organization, are coached and developed in the competency their role requires and are certified through a validation process.

•

Next Level Leadership. We continue to identify future leaders through our rigorous succession-management process and develop tailored, competency-based development action plans in partnership with direct supervisors at every level of our organization. Our learning and development platforms continue to track development action plans to ensure our Fogo employees are prepared to meet current and future needs.

Our learning and development platforms are web-based and are delivered with interactive content that engage users and test for retained knowledge. This video-based approach allows us to deliver our learning and development platforms in multiple languages and maintain version control, keeping learning consistent internationally as we continue to develop new content.

Brazilian Gaucho Chef Development and Mentor Process

To help to create an exceptional dining experience and authenticity, we utilize our Brazilian operations as a training ground and recruitment base for our restaurants in the US, selecting talented gaucho chefs to transfer to the US. We pay for English lessons, travel expenses, and immigration expenses for our gaucho chefs.

Since opening our first location in the US in 1997, we have brought gaucho chefs to the US from Brazil utilizing the L-1B “specialized knowledge” visa which generally permits an employee to remain in the US for up to five years. We also utilize the L-1A “intracompany manager” visa for our employees who qualify. The L-1A visa generally permits an employee to remain in the US for up to seven years. We have applied for and received permanent resident alien (“green card”) immigration status for a number of these transferees.

Since 2013, we have also brought Brazilian gaucho chefs to the US on one-year corporate training programs through use of the J-1 “cultural exchange” visa. The primary focus of this program is training and cultural exchange, including classroom instruction.

Marketing and Advertising

Our marketing goals are to:

•	Increase comparable restaurant sales by attracting new guests;
•	Increase frequency (return visits) of existing guests;
•	Support new restaurant openings to achieve sales and profit goals; and
•

Communicate and promote brand positioning as a leading Brazilian Steakhouse through our focus on high-quality ingredients, a high level of service and commitment to the traditional gaucho method of cooking.

All advertising is coordinated by our corporate office. We utilize various advertising channels to create awareness and drive trial of the brand. These channels may include digital, social media, print, out-of-home, radio and television advertising as well as local restaurant marketing. Other areas of marketing include travel publications and advertising to support the growing social media platforms.

Social media

Social media is an increasingly important and growing marketing channel. We maintain a strong presence on several social platforms including Facebook, Twitter, YouTube and Instagram, allowing us to maintain a high level of guest engagement and brand awareness. We periodically conduct promotions and provide content on various social platforms to further drive a unique level of guest engagement. We believe our social presence allows us to meaningfully connect with our guests and harness positive word of mouth.

Local restaurant marketing

A key strategy utilized by our management teams at the local level is to maintain strong relationships with concierge desks at key area hotels. At various restaurants, managers will also host networking events with chambers and associations to create awareness and goodwill among community organizations.

New restaurant openings

New restaurants are supported first by bringing on a local public relations firm to assist in introducing the brand to the market and promoting the brand through media relations. Advertising spend is optimized depending on the market and includes a combination of digital and social advertising, print, out-of-home, radio and television.

Group sales

We believe our restaurants are preferred group dining venues because of the quality and variety of our menu offering, the efficiency of our service model in handling large groups and our attractive private dining areas. Group sales managers prospect for new business with local businesses and organizations and work with existing guests on larger event planning. We define large groups as reservations with more than 15 guests. Over the last two years, we invested in hiring group sales managers to support all of our locations. We implemented group sales coverage at each of our US locations during Fiscal 2015. We believe this investment has yielded strong results, as we generated large group sales growth of 11.6% for Fiscal 2015 over Fiscal 2014 for our comparable restaurants in the US. We believe continued increases in our group sales business represents a large growth opportunity.

Purchasing, Innovation and Quality Control

Our purchasing strategy is to offer our guests high-quality ingredients while leveraging the flexibility of our operating model to optimize costs. Since our menu does not require exact menu specifications, we innovate utilizing high-quality seasonal items to continually introduce new products while achieving the best available price for a range of proteins, including beef, chicken, lamb and pork, as well as Market Table ingredients. This advantage allows us to shift the mix of our ingredients to offset inflationary pressure and optimize the cost of the basket of products we deliver without compromising the guest experience. Our belief is that all innovation begins with focused, seasonal procurement that keeps our menu on-trend and maintains our affordable price positioning.

In addition, we have flexibility in the type and weights of proteins we purchase and serve, which helps us to manage our food costs. We have national supplier arrangements in the US ranging from three months to one year depending on the product and season. We monitor contracts monthly, and shift the mix of our products served to respond to changes in pricing, thus optimizing the cost of the ingredients we offer in our restaurants. Finally, management of food waste through proper training and procedures at the restaurant level represents another lever through which we control our food costs given our prix fixe menu. From Fiscal 2014 to Fiscal 2015, pounds of meat consumed per guest decreased from 2.00 to 1.99 for all restaurants in the US due to improved training protocols regarding food waste management.

As evidence of our ability to manage our food costs without compromising our guest experience given our unique operating and service model, our food and beverage costs as a percentage of revenue decreased from 29.9% in Fiscal 2014 to 29.5% in Fiscal 2015 despite a 3.2% increase in beef prices over the same period. Additionally, over this period, we have maintained strong guest satisfaction scores from New Brand Analytics, highlighting our ability to reduce our costs while providing an excellent guest experience.

We maintain strict quality standards at our restaurants. Each employee is expected to adhere to these standards, and it is the responsibility of the general managers and the gaucho chefs to ensure that these standards are upheld. We are committed to providing guests with high quality, fresh products and superior service. Through the use of our training programs, extensive experience requirements for our gaucho chefs and our commitment to hiring and developing staff, we are able to maintain high standards and guidelines for all menu items across our restaurants. Similarly, we rely on a quality assurance team to conduct regular, comprehensive audits of our suppliers to ensure we are offering our guests high-quality products.

Management Information Systems

All of our restaurants use computerized point-of-sale and back-office systems that we believe are scalable to support our continued growth. The systems provide a touch screen interface and integrated, high-speed credit card and gift card processing. The point-of-sale computers are designed specifically for the restaurant industry and the system is used to collect daily transaction data which generates information about daily sales, product mix and average check totals that we actively analyze. Applications inside the restaurant capture guest and reservation information, aiding in the management of the restaurant’s tables during service and optimizing our guests’ experience.

Our corporate systems provide our management with operating reports that show restaurant performance comparisons with budget and prior year results. These systems allow us to monitor restaurant sales, food and beverage costs, operating expenses and other restaurant trends on a regular basis and enable regular communication and collaboration between restaurants and the corporate office.

In early 2014, we developed a multi-year information technology strategy to further transform information technology into a growth-enabling function by focusing on building infrastructure, increasing technical staff, creating a technology platform to support sales growth and enabling productivity improvements. During 2013 and 2014, we invested in an enterprise-level Human Resources Information System, reservation and seating management tools and high-speed guest internet in our restaurants. In 2015, we enhanced our corporate office and restaurant information system infrastructure for continued improvements to our operational efficiency by pursuing technologies for mobile ordering, mobile payments, Customer Relationship Management tools and comprehensive training platforms.

Competition

The restaurant industry is highly competitive. The number, size and strength of our competitors vary widely by region. There are many different segments within the restaurant industry, which are distinguished based on the type of food, food quality, service, location, associated price-to-value relationship and overall dining experience. Our restaurants compete with a number of restaurants within their markets, both locally owned restaurants and other restaurants that are members of regional or national chains based on the quality and variety of our menu offering, our service model and our authentic Brazilian cuisine. Our competition continues to intensify as competitors increase the breadth and depth of their product offerings and open new restaurants. We compete in the full-service dining category with other Brazilian-style steakhouses and local and national upscale steakhouses such as Ruth’s Chris, Del Frisco’s and the Capital Grille.

Our Employees

As of January 3, 2016, we had 2,848 employees, of which 2,197 were employed in the US and 651 were employed in Brazil. Of the 2,197 employees employed in the US, 2,129 were employed in our restaurants and 68 performed selling, general and administration functions. Of the 651 employees employed in Brazil, 618 were employed in our restaurants and 33 performed selling, general and administration functions. None of our employees in the US are currently covered by a collective bargaining agreement though many of our employees in Brazil participate in industry-wide trade union programs. We have had no labor-related work stoppages, and we believe our relations with our employees are generally good.

Government Regulation

Our restaurants are subject to licensing and regulation by state and local health, safety, fire and other authorities, including licensing and regulation requirements for the sale of alcoholic beverages and food. Failure to obtain or retain food or other licenses would adversely affect the operations of restaurants. We believe we maintain the necessary restaurant, alcoholic beverage and retail licenses, permits and approvals. The development and construction of additional restaurants are also subject to compliance with applicable zoning, land use and environmental regulations. We are subject to federal, state and local laws and regulations concerning waste disposal, pollution, protection of the environment, and the presence, discharge, storage, handling, release and disposal of, and exposure to, hazardous or toxic substances. Federal and state labor laws govern our relationship with our employees and affect operating costs. These laws include minimum wage requirements, overtime, unemployment tax rates, workers’ compensation rates, citizenship requirements and sales taxes. We are also subject to the Fair Labor Standards Act, the Occupational Safety and Health Act, the Immigration Reform and Control Act of 1986, the Americans with Disabilities Act, and various federal and state laws governing such matters as minimum wages, overtime, tips, tip credits and other working conditions.

Our restaurants are subject in each state in which we operate to “dram shop” laws, which allow, in general, a person to sue us if that person was injured by an intoxicated person who was wrongfully served alcoholic beverages at one of our restaurants. Please see “Risk Factors—Risks Related to Our Business and Industry—Our business is subject to extensive regulation and we may incur additional costs or liabilities as a result of government regulation of our restaurants.”

Environmental Matters

Our operations are also subject to national, provincial, state and local laws and regulations in the US, Brazil and Mexico relating to environmental protection, including regulation of discharges into the air and water, storage and disposal of waste and clean-up of contaminated soil and groundwater. Under various national, provincial, state and local laws, an owner or operator of real estate may be liable for the costs of removal or remediation of hazardous or toxic substances on, in or emanating from such property. Such liability may be imposed without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances.

Intellectual Property

Our principal trademarks include FOGO, FOGO DE CHÃO, BAR FOGO, and our campfire design, which we have registered with the United States Patent and Trademark Office. We have also registered or applied for registration of the FOGO EXPRESS, FOGO GRILL, BAR FOGO, FOGO TO GO, THE GAUCHO WAY OF PREPARING MEAT, and various designs as trademarks in the US. In addition, we have registered or applied for FOGO DE CHÃO, FOGO’S, various FOGO and FOGO DE CHÃO-formative terms, our campfire design, and other terms as trademarks in Brazil. Several of our principal marks are also registered or applied-for in numerous foreign countries.

We believe that our trademarks, service marks and other intellectual property rights have significant value and are important to the marketing and reputation of our brand. An important part of our intellectual property strategy is the monitoring and enforcement of our rights in markets in which our restaurants currently exist or markets which we intend to enter in the future. We monitor international trademark registers to discover and oppose third-party trademark applications for confusingly similar trademarks to preserve and enhance the scope of protection for our brands.

We enforce our rights through a number of methods, including sending cease-and-desist letters or making infringement claims in federal court. We are aware of third-party restaurants with names similar to our trademarks in certain limited geographical areas in the US, Brazil and elsewhere and are pursuing enforcement of our rights. However, we cannot predict whether steps taken to protect such rights will be adequate. See “Risk Factors—Risks Related to Our Business and Industry—Any failure to protect and maintain our intellectual property rights could adversely affect the value of our brand.”

The Company

Fogo de Chão, Inc. was incorporated under the name Brasa (Parent) Inc. on May 24, 2012 in connection with the acquisition (the “Acquisition”) on July 21, 2012 of Fogo de Chão Churrascaria (Holdings) LLC, a Delaware limited liability company, and its parent company, FC Holdings Inc., a Cayman Islands exempt company, by a collaborative group consisting of funds affiliated with Thomas H. Lee Partners, L.P. (“THL” and along with such funds and their affiliates, the “THL Funds”) and other minority investors. The Acquisition was financed by loans to Brasa Holdings and equity contributions by the THL Funds and certain members of management. On December 17, 2014, we changed our corporate name from Brasa (Parent) Inc. to Fogo de Chão, Inc.

Fogo de Chão, Inc. is a holding company with no assets or operations of its own. The Company owns 100% of Brasa (Purchaser) Inc., which owns Brasa (Holdings) Inc. (“Brasa Holdings”). Brasa Holdings owns Fogo de Chão (Holdings) Inc., which owns the Company’s domestic and foreign operating subsidiaries.

Available Information

We are subject to the information and periodic and current reporting requirements of the United States Securities Exchange Act of 1934 (“Exchange Act”), and, in accordance therewith, we file periodic and current reports, proxy statements and other information with the United States Securities and Exchange Commission (“SEC”). Such periodic and current reports, proxy statements and other information are available to the public on the SEC's website at www.sec.gov and free of charge through our website at www.fogodechao.com. To receive copies of public records not posted to the SEC's website at prescribed rates, you may complete an online form at www.sec.gov, send a fax to (202) 772-9337 or submit a written request to the SEC, Office of FOIA/PA Operations, 100 F Street, N.E., Washington, D.C. 20549-2736. You may call the SEC at 1-800-SEC-0330 for further information. Our website address is provided as an inactive textual reference only. The information contained on, or accessible through, our website is not part of this Annual Report on Form 10-K and is not incorporated by reference herein.

Item 1A. Risk Factors.

RISK FACTORS

This section and other parts of this Annual Report on Form 10-K  contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to risks and uncertainties. Forward-looking statements relate to expectations, beliefs, projections, guidance, future plans, objectives and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts, such as statements regarding our future financial condition or results of operations, our prospects and strategies for future growth, the development and introduction of new products, and the implementation of our marketing and branding strategies. Forward-looking statements can also be identified by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “seeks,” “intends,” “targets” or the negative of these terms or other comparable terminology. Forward-looking statements are not guarantees of future performance and actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, the risk factors discussed below. The risk factors and other factors discussed in this Form 10-K are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the SEC. Because of these factors, we caution against placing undue reliance on forward-looking statements. Forward-looking statements speak only as of the date on which they are made. Except as required by applicable securities law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

Risks Related to Our Business and Industry

The restaurant industry in general, and the specialty and fine-dining segment in particular, are affected by changes in economic conditions, including continuing effects from the recent recession, which could negatively affect our guest traffic, business, financial condition and results of operations.

Dining at restaurants is a discretionary activity for consumers, and, therefore, we are subject to the effects of any economic conditions. Our restaurants cater to both business and social guests. Accordingly, our business is susceptible to economic factors that may result in reduced discretionary spending by our clientele. We also believe that consumers generally tend to make fewer discretionary expenditures, including for high-end restaurant meals, during periods of actual or perceived negative economic conditions. The recession from late 2007 to mid-2009 reduced consumer confidence to historic lows, impacting the public’s ability and desire to spend discretionary dollars as a result of job losses, home foreclosures, significantly reduced home values, investment losses, bankruptcies and reduced access to credit, resulting in lower levels of customer traffic and lower average check sizes in our restaurants. Changes in spending habits as a result of another economic slowdown, inflation or lower consumer confidence are likely to decrease the number of restaurant guests and average revenue per guest and put pressure on pricing, which would adversely affect our business and financial performance.

The US, Brazil or the specific markets in which we operate may suffer from depressed economic activity, recessionary economic cycles, higher fuel or energy costs, low consumer confidence, high levels of unemployment, reduced home values, increases in home foreclosures, investment losses, personal bankruptcies, reduced access to credit or other economic factors that may affect consumer discretionary spending. During the recent economic crisis and recession, our business was materially adversely affected by a significant decrease in revenues from our restaurants in the US and Brazil due to adverse economic conditions in those areas. If negative economic conditions persist for a long period of time or become more pervasive, consumers might make long-lasting changes to their discretionary spending behavior, including dining out less frequently on a permanent basis and generating lower average check sizes at our restaurants. If restaurant revenue decreases, our profitability could decline as we spread fixed costs across a lower level of revenue. Reductions in staff levels, asset impairment charges and potential restaurant closures could result from prolonged negative restaurant sales. There can be no assurance that the macroeconomic environment or the regional economics in which we operate will improve significantly or that government stimulus efforts will improve consumer confidence, liquidity, credit markets, home values or unemployment, among other things.

The future performance of the US and Brazilian economies is uncertain and may be affected by economic, political and other factors that are beyond our control. These factors, which also affect consumer spending on restaurant meals, include, among others, national, regional and local economic conditions, levels of disposable consumer income, consumer confidence and the effects of geopolitical incidents. We believe that any negative developments relating to these factors, whether actual or perceived, could adversely impact our business and financial performance.

We face significant competition from other restaurant companies, which could adversely affect our business and financial performance and make it difficult to expand in new and existing markets.

We must compete successfully with other restaurant companies in existing or new markets in order to maintain and enhance our overall financial performance. The restaurant industry in the US, Brazil and internationally is highly competitive in terms of price, quality of service, restaurant location, atmosphere, and type and quality of food. We compete with restaurant chains and independently owned restaurants (including, among others, churrascaria operators) for guests, restaurant locations and experienced management and staff. Some of our competitors have greater financial and other resources, have been in business for a longer period of time, have greater name recognition and are more established in the markets where we currently operate and where we plan to open new restaurants. Any inability to compete successfully with other restaurant companies may harm our ability to maintain or increase our revenue, force us to close one or more of our restaurants or limit our ability to expand our restaurant base. Restaurant closings would reduce our revenue and could subject us to significant costs, including severance payments to employees, write-downs of leasehold improvements, equipment, furniture and fixtures, and legal expenses. In addition, we could remain liable for remaining future lease obligations for any terminated restaurant locations.

Churrascaria operators and other competitors in the steakhouse sector of our industry have continued to open restaurants in recent years. If we overestimate demand for our restaurants or underestimate the popularity of competing restaurants, we may be unable to realize anticipated revenue from existing or new restaurants. Similarly, if any of our competitors opens additional restaurants in existing or targeted markets, we may realize lower than expected revenue from our restaurants. Any decrease in the number of restaurant guests for any of our existing or new restaurants due to competition could reduce our revenue and adversely affect our business and financial performance, which could cause the market price of our common stock to decline.

Our Brazilian operations, and any other future international operations, expose us to economic, regulatory and other risks associated with such countries.

We have long-standing operations in Brazil, where we now have 10 restaurants. Our Brazilian restaurants accounted for 23.7% of our revenues in Fiscal 2014 and 16.4% in Fiscal 2015. While we do not currently operate any restaurants outside of the US, Brazil and our joint venture restaurant in Mexico, we intend to expand into other international markets in the future. Our lack of experience in operating restaurants outside of the US and Brazil increases the risk that any international expansion efforts that we may undertake may not be successful. In addition, international operations, including our operations in Brazil and Mexico, subject us to a number of risks, including:

•	fluctuations in currency exchange rates;
•	foreign and legal regulatory requirements;
•	difficulties in managing and staffing international operations;
•	potentially adverse tax consequences, including complexities of international tax systems and restrictions on the repatriation of earnings;
•	expropriation or governmental regulation restricting foreign ownership or requiring divestiture;
•	increases in the cost of labor (as a result of unionization or otherwise);
•	the burdens of complying with different legal standards; and
•	political, social and economic conditions.

We may begin to operate in countries known to have a reputation for corruption and are subject to the US Foreign Corrupt Practices Act of 1977 (“FCPA”), the US Treasury Department’s Office of Foreign Assets Control (“OFAC”) regulations, other US laws and regulations governing our international operations and similar laws in other countries. Any violation of the FCPA, OFAC regulations or other applicable anti-corruption laws, by us, our affiliated entities or their respective officers, directors, employees and agents could result in substantial fines, sanctions, civil and/or criminal penalties and curtailment of operations in certain jurisdictions and could adversely affect our financial condition, results of operations, cash flows or our availability of funds under our revolving line of credit. Further, detecting, investigating, and resolving actual or alleged violations is expensive and can consume significant time and attention of our management.

If we are unable to account for these risks while operating abroad, our reputation and brand value could be harmed. The occurrence of any of these risks could negatively affect our Brazilian operations and any future expansion into new geographic markets, which would have a material adverse effect on our business and results of operations.

We are a multinational organization faced with increasingly complex tax issues in the jurisdictions in which we operate, including in Brazil, and we could be obligated to pay additional taxes in those jurisdictions.

As a multinational organization that operates in several jurisdictions, including the US and Brazil, we may be subject to taxation in jurisdictions with increasingly complex tax laws, the application of which can be uncertain. The tax positions that we have taken or may take in the future may be subject to challenge on audit, and the authorities in these jurisdictions, including Brazil, could successfully assert that we are obligated to pay additional taxes, interest and penalties. In addition, the amount of taxes we pay could increase substantially as a result of changes in the applicable tax principles, including increased tax rates, new tax laws or revised interpretations of existing tax laws and precedents, which could have a material adverse effect on our liquidity and operating results. The authorities could also claim that various withholding requirements apply to us or our subsidiaries or assert that benefits of tax treaties are not available to us or our subsidiaries, any of which could have a material impact on us and the results of our operations.

Brazilian economic, political and other conditions, and Brazilian government policies or actions in response to these conditions, may negatively affect our business, results of operations and financial performance, as well as the market price of our common stock.

The Brazilian economy has been characterized by frequent and occasionally extensive intervention by the Brazilian government and unstable economic cycles. The Brazilian government has often changed monetary, taxation, credit, tariff and other policies to influence the course of the country’s economy. For example, the government’s actions to control inflation have at times involved setting wage and price controls, imposing exchange controls and limiting imports into Brazil. Additionally, in March and April of 2015, a series of protests began in Brazil against the current government and President. The initial protests occurred in cities throughout Brazil, including in Rio de Janeiro and Sao Paolo, on March 15, 2015, with protestors generally reported to number around a million, and continued throughout the remainder of March and into April. Additional protests occurred in many cities throughout Brazil on August 16, 2015, which resulted in a slight reduction in guest traffic. We have no control over, and cannot predict, what policies or actions the Brazilian government may take in the future, including in response to such protesting activities. These factors, as well as uncertainty over whether the Brazilian government may implement changes in policy or regulations relating to these factors, could adversely affect us and our business, results of operations, financial performance and the market price of our common stock. We cannot predict what policies may be implemented by the Brazilian federal or state governments and whether these policies will negatively affect our business, financial condition, results of operations and prospects.

Our business, results of operations, financial condition and prospects may be adversely affected by exchange control policies, interest rates, liquidity of domestic capital and lending markets, social and political instability, and other economic, political, diplomatic and social developments affecting Brazil.

The Brazilian government regularly implements changes to tax regimes that may increase our tax burden. These changes include modifications in the rate of assessments, non-renewal of existing tax relief and, on occasion, enactment of temporary taxes the proceeds of which are earmarked for designated governmental purposes. Increases in our overall tax burden could negatively affect our overall financial performance and profitability.

Our reporting currency is the US dollar but a significant portion of our revenue and costs and expenses are in the Brazilian Real, so that exchange rate movements may affect our financial performance.

We generate revenue, and incur costs and expenses, in our Brazilian operations denominated in Brazilian reais. The results of our Brazilian operations are translated from reais into US dollars upon consolidation when we prepare our consolidated financial statements. When the US dollar weakens relative to the Brazilian Real, the contribution of our Brazilian operations to our overall results of operations increases. By contrast, when the US dollar strengthens against the Real, the contribution of our Brazilian operations tends to decrease.

The Brazilian currency has historically been subject to significant exchange rate fluctuations in relation to the US dollar and other currencies and has been devalued frequently over the past four decades. These exchange rate movements have been attributable to economic conditions in Brazil, Brazilian governmental policies and actions, developments in global foreign exchange markets and other factors. The Real depreciated 14.0% and 14.3% against the US dollar during Fiscal 2013 and Fiscal 2014, respectively, and depreciated further by 48.5% during Fiscal 2015. Our reported consolidated results of operations have periodically been affected by the strength of the US dollar relative to the Brazilian Real and further appreciation of the US dollar in the future periods could affect adversely our consolidated results of operations in those periods. Disruptions in financial markets may also result in significant changes in foreign exchange rates in relatively short periods of time which further increases the risk of an adverse currency effect. We do not currently use financial derivatives or hedging agreements to manage our currency exposure. In the future, we may choose to use a combination of natural hedging techniques and financial derivatives to protect against foreign currency exchange rate risks. However, such activities may be ineffective or may not offset more than a portion of the adverse financial effect resulting from foreign currency variations.

Our company’s principal asset is its ownership interest in Fogo de Chão (Holdings) Inc. and if that subsidiary or our other subsidiaries are restricted from distributing or repatriating funds to us, pursuant to law, regulation or otherwise, our liquidity, financial condition or results of operations could be materially and adversely affected.

We have no material assets other than our ownership of the equity interests in our subsidiaries and no independent means of generating revenue. To the extent that we need funds, and our subsidiaries are restricted from making such distributions under applicable law or regulation, or is otherwise unable to provide such funds, such restrictions or inability could materially adversely affect our liquidity, financial condition and results of operations.

Brazilian law permits the Brazilian government to impose temporary restrictions on conversions of Brazilian currency into foreign currencies and on remittances to foreign investors of proceeds from their investments in Brazil, whenever there is a serious imbalance in Brazil’s balance of payments or there are reasons to expect a pending serious imbalance. Any imposition of restrictions on conversions and remittances could hinder or prevent our Brazilian subsidiaries from converting Brazilian currency into US dollars or other foreign currencies and remitting abroad dividends or distributions. As a result, any imposition of exchange controls restrictions could reduce the market prices of the shares of our common stock.

Additionally, the terms of our 2015 Credit Facility include a number of restrictive covenants that impose restrictions on our subsidiaries’ ability to, among other things, make certain restricted payments, including dividends to us.

Cash repatriation restrictions and exchange controls may also limit our ability to convert foreign currencies such as the Real into US dollars or to remit payments by our Brazilian subsidiaries or businesses located in or conducted within a country imposing restrictions or controls. We may face similar risks in other international jurisdictions in which we operate. While we have repatriated cash historically, in the future we do not intend to repatriate or convert cash held in countries that have significant restrictions or controls in place, but should we need to do so to fund our operations, we may be unable to repatriate or convert such cash, or unable to do so without incurring substantial costs which may have a material adverse effect on our operating results and financial condition.

Our future success depends upon the continued appeal of our restaurant concept and we are vulnerable to changes to consumer preferences.

Our success depends, in considerable part, on the popularity of our menu offerings and the overall dining experience provided to guests by our restaurants. Any shift in consumer preferences away from our restaurant concept could negatively affect our financial performance. The restaurant industry is characterized by the continual introduction of new concepts and is subject to rapidly changing consumer preferences, tastes and dining habits. There can be no assurance that consumers will continue to regard churrascaria-inspired or steakhouse-based food favorably or that we will be able to develop new products that appeal to consumer preferences. Our business, financial condition and results of operations depend in part on our ability to anticipate, identify and respond to changing consumer preferences. Any failure by us to anticipate and respond to changing guest preferences could make our restaurants less appealing and adversely affect our business.

Our historical revenue and AUVs may not be indicative of our future financial performance.

Our revenue and AUVs have historically been, and will continue to be, affected by, among others, the following factors:

•	our ability to execute effectively our business strategy;
•	the square footage and number of seats in new restaurants, which may vary from existing restaurants;
•	initial sales performance by new restaurants;

•	competition;
•	consumer and demographic trends, in particular for ethnic foods, and levels of beef consumption; and
•	general economic conditions and conditions specific to the restaurant industry.

Existing restaurants may fail to maintain revenue and AUV levels consistent with our historical experience. New restaurants may not reach the historical revenue and AUV levels of our existing restaurants or according to our plans, if at all. Any decrease in our revenue or AUVs would negatively affect our financial performance, which could cause the price of our common stock to fluctuate substantially.

Our future growth depends on our ability to open new restaurants in existing and new markets and to operate these restaurants profitably.

Our future financial performance will depend on our ability to execute our business strategy—in particular, to open new restaurants on a profitable basis. We currently operate 31 restaurants in the US, 10 restaurants in Brazil and one joint venture restaurant in Mexico. We opened seven restaurants during Fiscal 2015, including our first joint venture restaurant in Mexico City, which opened in May 2015. Over the next three to five years, we plan to increase our company-owned restaurant count by at least 10% annually, with North America being our primary market for new restaurant development. In addition, we plan to grow in Brazil as well as other international markets, however there is no guarantee that we will be able to increase the number of our restaurants in North America or in international markets. Our ability to successfully open new restaurants is, in turn, dependent upon a number of factors, many of which are beyond our control, including:

•	finding and securing quality locations on acceptable financial terms;
•	complying with applicable zoning, land use and environmental regulations;
•	obtaining, for an acceptable cost, required permits and approvals;
•	having adequate financing for construction, opening and operating costs;
•	controlling construction and equipment costs for new restaurants;
•	weather, natural disasters and disasters beyond our control resulting in delays;
•	hiring, training and retaining management and other employees necessary to meet staffing needs; and
•	successfully promoting new restaurants and competing in the markets in which these are located.

We continuously review potential sites for future restaurants. Typically, we experience a “start-up” period before a new restaurant achieves our targeted level of operating and financial performance which may include an initial start-up period of sales volatility. The start-up period varies for each new restaurant and may last as long as three years to achieve targeted results. In addition, we face higher operating costs caused by start-up costs including higher food, labor and other direct operating expenses and other temporary inefficiencies associated with opening new restaurants. We may also face challenges such as lack of brand recognition, market familiarity and acceptance when we enter new markets.

Our long-term success is highly dependent on our ability to successfully identify appropriate sites and develop and expand our operations in existing and new markets.

We intend to develop new restaurants in our existing markets, and selectively enter into new markets. There can be no assurance that any new restaurant that we open will have similar operating results to those of existing restaurants. There is no guarantee that a sufficient number of suitable restaurant sites will be available in desirable areas or on terms that are acceptable to us, and we may not be able to open our planned new restaurants on a timely basis, if at all. Further, if opened, these restaurants may not be operated profitably. As part of our growth strategy, we may enter into geographic markets in which we have little or no prior operating experience. Consumer recognition of our brand has been important in the success of restaurants in our existing markets and recognition may be lacking in new geographic markets. In addition, restaurants we open in new markets may take longer to reach expected sales and profit levels on a consistent basis and may have higher construction, occupancy or operating expenses than restaurants we open in existing markets, thereby affecting our overall profitability. Any failure on our part to recognize or respond to these challenges may adversely affect the success of any new restaurants.

The number and timing of new restaurants opened during any given period, and their associated contribution to operating growth, may be negatively impacted by a number of factors including, without limitation:

•	identification and availability of appropriate locations that will increase the number of restaurant guests and sales per unit;
•	inability to generate sufficient funds from operations or to obtain acceptable financing to support our development;
•	recruitment and training of qualified operating personnel in the local market;
•	availability of acceptable lease arrangements;
•	construction and development cost management;
•	timely delivery of the leased premises to us from our landlords and punctual commencement of our buildout construction activities;
•	delays due to the customized nature of our restaurant concepts and decor, construction and pre-opening processes for each new location;
•	obtaining all necessary governmental licenses and permits, including our liquor licenses, on a timely basis to construct or remodel and operate our restaurants;
•	inability to comply with certain covenants under our 2015 Credit Facility that could limit our ability to open new restaurants;
•	consumer tastes in new geographic regions and acceptance of our restaurant concept;
•	competition in new markets, including competition for restaurant sites; unforeseen engineering or environmental problems with the leased premises;
•	adverse weather during the construction period; anticipated commercial, residential and infrastructure development near our new restaurants; and
•	other unanticipated increases in costs, any of which could give rise to delays or cost overruns.

If we are unable to successfully open new restaurants, our financial results or revenue growth could be adversely affected and our business negatively affected as we expect a portion of our growth to come from new restaurants.

Our failure to manage our growth effectively could harm our business and operating results.

Our growth plan includes opening a number of new restaurants. Our existing restaurant management systems, administrative staff, financial and management controls and information systems may be inadequate to support our planned expansion. Those demands on our infrastructure and resources may also adversely affect our ability to manage our existing restaurants. Managing our growth effectively will require us to continue to enhance these systems, procedures and controls and to hire, train and retain managers, gaucho chefs and other team members. We may not respond quickly enough to the changing demands that our expansion will impose on our management, restaurant teams and existing infrastructure which could harm our business, financial condition and results of operations.

We believe our gaucho culture is an important contributor to our success. As we grow, however, we may have difficulty maintaining our culture or adapting it sufficiently to meet the needs of our operations. Our business, financial condition and results of operations could be materially adversely affected if we do not maintain our infrastructure and culture as we grow.

We have a history of net losses and may incur losses in the future.

We incurred net losses in Fiscal 2012 and Fiscal 2013. We may incur net losses in the future and we cannot assure you that we will achieve or sustain profitability.

Increases in the prices of, or reductions in the availability of, top-quality beef could reduce our operating margins and revenue.

We purchase substantial quantities of beef, particularly Angus Beef® (and its equivalent in Brazil), which is subject to significant price fluctuations due to conditions affecting livestock markets, weather, feed prices, industry demand and other factors. Our meat costs accounted for approximately 56.9% of our total food and beverage costs in the US during Fiscal 2014 and approximately 57.4% during Fiscal 2015. Because our restaurants in the US feature Angus Beef®, we generally would expect to purchase this type of beef even in the face of significant price increases. If the price for beef increases in the future and we choose not to pass, or cannot pass, these increases on to our guests, our operating margins could decrease significantly. In addition, if key beef items become unavailable for us to purchase, our revenue could decrease.

We may experience higher operating costs, including increases in supplier prices and employee salaries and benefits, which could adversely affect our financial performance.

Our ability to maintain consistent quality throughout our restaurants depends, in part, upon our ability to acquire fresh food products, including Angus Beef® (and its equivalent in Brazil), and related items from reliable sources in accordance with our specifications and in sufficient quantities. We have pricing agreements in place with a few suppliers for our beef purchases and for the purchase of certain other commodities in the US and short term contracts with a limited number of suppliers for the distribution of our other food purchases and other supplies for our restaurants. We do not have any supply agreements or pricing agreements in place in Brazil, and therefore we are subject to risks of shortages and price fluctuations with respect to our food purchases for our restaurants in Brazil. Our largest supplier of beef accounted for 77% of our beef purchases in the US in 2014 and 99% in Fiscal 2015. Our dependence on a limited number of suppliers subjects us to risks of shortages, delivery interruptions and price fluctuations. If our suppliers do not perform adequately or otherwise fail to distribute supplies to our restaurants, we may be unable to replace them in a short period of time on acceptable terms. Any inability to so replace suppliers could increase our costs or cause shortages at our restaurants of food and other items that may cause us to remove popular items from a restaurant’s menu or temporarily close a restaurant, which could result in a loss of guests and, consequently, revenue during the time of the shortage and thereafter, if our guests change their dining habits as a result.

If we pay higher prices for food items or other supplies or increase compensation or benefits to our employees, we will sustain an increase in our operating costs. Many factors affect the prices paid for food and other items, including conditions affecting livestock markets, weather, changes in demand and inflation. Factors that may affect compensation and benefits paid to our employees include changes in minimum wage and employee benefits laws (as discussed below). Other factors that could cause our operating costs to increase include fuel prices, occupancy and related costs, maintenance expenditures and increases in other day-to-day expenses. If we are unable or unwilling to increase our menu prices or take other actions to offset increased operating costs, we could experience a decline in our financial performance.

We rely heavily on certain vendors, suppliers and distributors, which could adversely affect our business.

Our ability to maintain consistent price and quality throughout our restaurants depends in part upon our ability to acquire specified food products and supplies in sufficient quantities from third-party vendors, suppliers and distributors at a reasonable cost. We rely on US Foods, Inc. (“US Foods”) as one of our primary distributors. In Fiscal 2014 and Fiscal 2015, we spent approximately 72% and 74%, respectively, of our food and beverage costs in the US on products and supplies procured from US Foods. Our agreement with US Foods can be terminated by either us or US Foods upon 60 days’ written notice. We do not control the businesses of our vendors, suppliers and distributors, and our efforts to specify and monitor the standards under which they perform may not be successful. Furthermore, certain food items are perishable, and we have limited control over whether these items will be delivered to us in appropriate condition for use in our restaurants. If any of our vendors, suppliers or distributors are unable to fulfill their obligations to our standards, or if we are unable to find replacement providers in the event of a supply or service disruption, we could encounter supply shortages and incur higher costs to secure adequate supplies, which could materially adversely affect our business, financial condition and results of operations.

Our marketing programs may not be successful.

We believe our brand is critical to our business. We incur costs and expend other resources in our marketing efforts to raise brand awareness and attract and retain guests. These initiatives may not be successful, resulting in expenses incurred without the benefit of higher revenue. Additionally, some of our competitors have greater financial resources, which enable them to spend significantly more than we are able to on marketing and advertising. Should our competitors increase spending on marketing and advertising or our marketing funds decrease for any reason, or should our advertising and promotions be less effective than our competitors, there could be a material adverse effect on our results of operations and financial condition.

Any negative publicity surrounding our restaurants or our sector of the restaurant industry could adversely affect the number of restaurant guests, which could reduce revenue in our restaurants.

We believe that any adverse publicity concerning the quality of our food and our restaurants generally could damage our brand and adversely affect the future success of our business. Company-specific adverse publicity, including inaccurate publicity, could take different forms, such as negative reviews by restaurant or word-of-mouth criticisms emanating from our guest base. The experience of other restaurants and restaurant chains with incidents relating to food-borne illnesses that affect their business could adversely affect our sector of the restaurant industry. Also, there has been a recent increase in the use of social media platforms and similar devices, including weblogs (blogs), social media websites, and other forms of Internet-based communications which allow individuals access to a broad audience of consumers and other interested persons. Many social media platforms immediately publish the content their subscribers and participants can post, often without filters or checks on accuracy of the content posted. There is significant opportunity for dissemination of information, including inaccurate information. Information concerning our company or our sector of the restaurant industry may be posted on such platforms at any time. Information posted may be adverse to our interests or may be inaccurate, either of which may harm our business and financial performance. The harm may be immediate without affording us an opportunity for redress or correction.

Negative publicity relating to the consumption of food products, including in connection with food-borne illness, could result in reduced consumer demand for our menu offerings, which could reduce sales.

Instances of food-borne illness, including Bovine Spongiform Encephalopathy, which is also known as BSE, and aphthous fever, as well as hepatitis A, lysteria, salmonella, norovirus and e-coli, whether or not found in the US or Brazil or traced directly to one of our suppliers or our restaurants, could reduce demand for our menu offerings. We cannot guarantee that our internal controls and training will be fully effective in preventing all food safety issues at our restaurants, including instances of food-borne illnesses. Any negative publicity relating to these and other health-related matters may affect consumers’ perceptions of our restaurants and the food that we offer, reduce guest visits to our restaurants and negatively impact demand for our menu offerings. Adverse publicity relating to any of these matters, beef in general or other similar concerns could adversely affect our business and results of operations. Further, food-borne illnesses and injuries caused by food tampering have had in the past, and could have in the future, an adverse effect on the price and availability of certain of our produce and meat offerings.

Our company could face lawsuits relating to workplace and employment laws and fair credit reporting requirements, which, if determined adversely, could result in negative publicity or in payment of substantial damages by us.

Various federal and state labor laws govern our relationships with our employees and affect operating costs. These laws include employee classifications as exempt or non-exempt, minimum wage requirements, unemployment tax rates, workers’ compensation rates, tip reporting and classification, citizenship requirements and other wage and benefit requirements for employees classified as non-exempt. Our business may be adversely affected by legal or governmental proceedings brought by or on behalf of our employees or guests. Although we require all workers to provide us with government-specified documentation evidencing their employment eligibility, some of our employees may, without our knowledge, be unauthorized workers. We currently participate in the “E-Verify” program, an Internet-based, free program run by the United States government to verify employment eligibility, in states in which participation is required. However, use of the “E-Verify” program does not guarantee that we will properly identify all applicants who are ineligible for employment. Unauthorized workers are subject to deportation and may subject us to fines or penalties, and if any of our workers are found to be unauthorized we could experience adverse publicity that negatively impacts our brand and may make it more difficult to hire and keep qualified employees. Termination of a significant number of employees who were unauthorized employees may disrupt our operations, cause temporary increases in our labor costs as we train new employees and result in additional adverse publicity. We could also become subject to fines, penalties and other costs related to claims that we did not fully comply with all record-keeping obligations of federal and state immigration compliance laws. These factors could have a material adverse effect on our business, financial condition and results of operations.

In recent years, a number of restaurant companies, including our company, have been subject to lawsuits and other claims, including class action lawsuits, alleging violations of federal and state law governing workplace and employment matters such as various forms of discrimination, wrongful termination, harassment and similar matters and violations of fair credit reporting requirements. A number of these lawsuits and claims against other companies have resulted in various penalties, including the payment of substantial damages by the defendants. In addition, lawsuits by employees or on behalf of our employees are common in Brazil after termination of employment and we have been subject to a number of these lawsuits. Insurance may not be available at all or in sufficient amounts to cover all liabilities with respect to these matters. Accordingly, we may incur substantial damages and expenses resulting from claims and lawsuits, which would increase our operating costs, decrease funds available for the development of our business and result in charges to our income statements resulting in decreased profitability or net losses. Employee claims against us also create not only legal and financial liability but negative publicity that could adversely affect us and divert our financial and management resources that would otherwise be used to benefit the future performance of our operations.

Litigation concerning food quality, health, employee conduct and other issues could require us to incur additional liabilities or cause guests to avoid our restaurants.

Restaurant companies have from time to time faced lawsuits alleging that a guest suffered illness or injury during or after a visit to a restaurant, including actions seeking damages resulting from food-borne illness and relating to notices with respect to chemicals contained in food products required under state law. Similarly, food tampering, employee hygiene and cleanliness failures or improper employee conduct at our restaurants could lead to product liability or other claims. To date, we have not been a defendant in any lawsuit asserting such a claim. However, we cannot assure you that such a lawsuit will not be filed against us and we cannot guarantee to consumers that our internal controls and training will be fully effective in preventing claims. We are also subject to various claims arising in the ordinary course of our business, including personal injury claims, contract claims and other matters. In addition, we could become subject to class action lawsuits related to these and other matters in the future. Regardless of whether any claims against us are valid or whether we are ultimately held liable, claims may be expensive to defend and may divert management attention and other resources from our operations and hurt our financial performance. A judgment significantly in excess of our insurance coverage for any claims would materially adversely affect our results of operations and financial condition. In addition, adverse publicity resulting from any such claims may negatively impact revenue at one or more of our restaurants.

Our business is subject to extensive regulation and we may incur additional costs or liabilities as a result of government regulation of our restaurants.

Our business is subject to extensive federal, state, local and foreign government regulation, including, among others, regulations related to the preparation and sale of food, the sale of alcoholic beverages, zoning and building codes, land use and employee, health, sanitation and safety matters.

Typically, our licenses to sell alcoholic beverages must be renewed annually and may be suspended or revoked at any time for cause. Alcoholic beverage control regulations govern various aspects of daily operations of our restaurants, including the minimum age of guests and employees, hours of operation, advertising, wholesale purchasing and inventory control, handling and storage. Any failure by any of our restaurants to obtain and maintain, on a timely basis, liquor or other licenses, permits or approvals required to serve alcoholic beverages or food, as well as any associated negative publicity, could delay or prevent the opening of, or adversely impact the viability of, and could have an adverse effect on, that restaurant and its operating and financial performance. We apply for our liquor licenses with the advice of outside legal counsel and licensing consultants. Because of the many and various state and federal licensing and permitting requirements, there is a significant risk that one or more regulatory agencies could determine that we have not complied with applicable licensing or permitting regulations or have not maintained the approvals necessary for us to conduct business within its jurisdiction. Any changes in the application or interpretation of existing laws may adversely impact our restaurants in that state, and could also cause us to lose, either temporarily or permanently, the licenses, permits and regulations necessary to conduct our restaurant operations, and subject us to fines and penalties.

There is also a potential for increased regulation of certain food establishments in the US, where compliance with a Hazard Analysis and Critical Control Points (“HACCP”) approach would be required. HACCP refers to a management system in which food safety is addressed through the analysis and control of potential hazards from production, procurement and handling, to manufacturing, distribution and consumption of the finished product. Many states have required restaurants to develop and implement HACCP Systems, and the United States government continues to expand the sectors of the food industry that must adopt and implement HACCP programs. For example, the Food Safety Modernization Act (the “FSMA”), signed into law in January 2011, granted the FDA new authority regarding the safety of the entire food system, including through increased inspections and mandatory food recalls. Although restaurants are specifically exempted from or not directly implicated by some of these new requirements, we anticipate that the new requirements may impact our industry. Additionally, our suppliers may initiate or otherwise be subject to food recalls that may impact the availability of certain products, result in adverse publicity or require us to take actions that could be costly for us or otherwise impact our business.

Our restaurants in the US are subject to state “dram shop” laws, which generally allow a person to sue us if that person was injured by an intoxicated person who was wrongfully served alcoholic beverages at one of our restaurants. Recent litigation against restaurant chains has resulted in significant judgments, including punitive damages, under dram shop laws. A judgment against us under a dram shop law could exceed our liability insurance coverage policy limits and could result in substantial liability for us and have a material adverse effect on our results of operations. Our inability to continue to obtain such insurance coverage at reasonable cost also could have a material adverse effect on us. Regardless of whether any claims against us are valid or whether we are liable, we may be adversely affected by publicity resulting from such laws.

We are also required to comply with the standards mandated by the United States Americans with Disabilities Act (the "ADA"), which generally prohibits discrimination in accommodation or employment based on disability. We may in the future have to modify restaurants or our operations to make reasonable accommodations for disabled persons. While these expenses could be material, our current expectation is that any such actions will not require us to expend substantial funds.

The costs of operating our restaurants may increase in the event of changes in laws governing minimum hourly wages, working conditions, overtime and tip credits, health care, workers’ compensation insurance rates, unemployment tax rates, sales taxes or other laws and regulations, such as those governing access for the disabled (including the ADA). If any of these costs were to increase and we were unable or unwilling to pass on such costs to our guests by increasing menu prices or by other means, our business and results of operations could be negatively affected.

Failure to comply with federal, state or local regulations could cause our licenses to be revoked and force us to cease the sale of alcoholic beverages at certain restaurants. Any difficulties, delays or failures in obtaining such licenses, permits or approvals could delay or prevent the opening of a restaurant in a particular area or increase the costs associated therewith. In addition, in certain states, including states where we have existing restaurants or where we plan to open a restaurant, the number of liquor licenses available is limited, and licenses are traded on the open market. Liquor, beer and wine sales comprise a significant portion of our revenue. If we are unable to maintain our existing licenses, our guest patronage, revenue and results of operations would be adversely affected. Or, if we choose to open a restaurant in those states where the number of licenses available is limited, the cost of a new license could be significant.

Any failure to protect and maintain our intellectual property rights could adversely affect the value of our brand.

We have registered our principal trademarks including the FOGO, FOGO DE CHÃO and BAR FOGO marks, the campfire design and other marks used by our restaurants as trade names, trademarks or service marks with the United States Patent and Trademark Office, in Brazil and in numerous foreign countries. The trademarks we currently use have not been registered in all of the countries outside of the US in which we do business or may do business in the future. We may never register such trademarks in all of these countries and, even if we do, the laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the US. We believe that our intellectual property are valuable assets that are critical to our success. The success of our business depends on our continued ability to use our intellectual property in order to increase our brand awareness, and the unauthorized use or other misappropriation of our intellectual property in the US or any foreign countries could diminish the value of our brands and restaurant concept and may cause a decline in our revenue. We are aware of names similar to those of our restaurants used by third parties in certain limited geographical areas in the US, Brazil and elsewhere. Protective actions taken by us with respect to these rights may fail to prevent unauthorized usage or imitation by others, which could harm our reputation, brands or competitive position and, if we commence litigation to enforce our rights, cause us to incur significant legal expenses.

The impact of negative economic factors, including the availability of credit, on our landlords and other retail center tenants could negatively affect our financial results.

Negative effects on our existing and potential landlords due to any inaccessibility of credit and other unfavorable economic factors may, in turn, adversely affect our business and results of operations. If our landlords are unable to obtain financing or remain in good standing under their existing financing arrangements, they may be unable to provide construction contributions or satisfy other lease covenants to us. If any landlord files for bankruptcy protection, the landlord may be able to reject our lease in the bankruptcy proceedings. While we would have the option to retain our rights under the lease, we could not compel the landlord to perform any of its obligations and would be left with damages as our sole recourse. In addition, if our landlords are unable to obtain sufficient credit to continue to properly manage their retail sites, we may experience a drop in the level of quality of such retail centers. Our development of new restaurants may also be adversely affected by the negative financial situations of developers and potential landlords.

We occupy most of our restaurants under long-term non-cancelable leases, which we may be unable to renew at the end of the lease terms or which may limit our flexibility to move to new locations.

All but two of our restaurants in the US are located in leased premises and all of our restaurants in Brazil are located in leased premises. Many of our current leases in the US are non-cancelable and usually have terms ranging from 10 to 20 years, with renewal options for terms ranging from five to 10 years. We anticipate that leases that we enter into in the future in the US will also be long-term and non-cancelable and have similar renewal options. If we were to close or fail to open a restaurant at a leased location, we would generally remain committed to perform our obligations under the applicable lease, which could include, among other things, payment of the base rent and a percentage of common area operating expenses for the balance of the lease term. Our obligation to continue making rental payments and fulfilling other lease obligations under leases for closed or unopened restaurants could have a material adverse effect on our business and results of operations. In addition, lease rates in Brazil are typically readjusted every three years and the rent amounts are not predetermined as they are in the US. If the landlord and we cannot agree on an adjusted rate, the dispute is submitted to a judicial resolution process. As a result, our lease rates in Brazil are subject to more volatility than those in the US and we may not always be able to predict these rates due to the unpredictable nature of the judicial resolution process, which could be unfavorable to us.

At the end of the lease term and any renewal period for a restaurant, we may be unable to renew the lease without substantial additional cost, if at all. If we are unable to renew our restaurant leases, we may be forced to close or relocate a restaurant, which could subject us to significant construction and other costs. For example, closing a restaurant, even for a brief period to permit relocation, would reduce the revenue contribution of that restaurant to our total revenue. Additionally, the revenue and profit, if any, generated at a relocated restaurant may not equal the revenue and profit generated at the previous restaurant location.

Long-term leases can, however, limit our flexibility to move a restaurant to a new location. For example, current locations may no longer be attractive in the event that demographic patterns shift or neighborhood conditions decline. In addition, long-term leases may affect our ability to take advantage of more favorable rent levels due to changes in local real estate market conditions. These and other location-related issues may affect the financial performance of individual restaurants.

Our rent expense could increase our vulnerability to adverse economic and industry conditions and could limit our operating and financial flexibility.

Our rent expense accounted for approximately 6.4% of our revenue in 2014 and approximately 6.8% in Fiscal 2015. We expect that new restaurants will typically be leased by us under operating leases. Substantial operating lease obligations could have significant negative consequences, including:

•	increasing our vulnerability to adverse economic and industry conditions;
•	requiring a substantial portion of our available cash to be applied to pay our rental obligations, thus reducing cash available for other purposes;
•	limiting our ability to obtain any necessary financing; and
•	limiting our flexibility in planning for, or reacting to, changes in our business or our industry.

We depend on cash flow from operations to pay our lease obligations and to fulfill our other cash requirements. If our restaurants do not generate sufficient cash flow and sufficient funds are not otherwise available to us from borrowings under bank loans or from other sources, we may not be able to meet our lease obligations, grow our business, respond to competitive challenges or fund our other liquidity and capital needs, which would have a material adverse effect on us.

Opening new restaurants in existing markets may negatively affect sales at our existing restaurants.

The consumer target area of our restaurants varies by location, depending on a number of factors, including population density, other local retail and business attractions, area demographics and geography. As a result, the opening of a new restaurant in or near markets in which we already have restaurants could adversely affect sales at these existing restaurants. Existing restaurants could also make it more difficult to build our consumer base for a new restaurant in the same market. Our core business strategy does not entail opening new restaurants that we believe will materially affect sales at our existing restaurants, but we may selectively open new restaurants in and around areas of existing restaurants that are operating at or near capacity to effectively serve our guests. Sales cannibalization among our restaurants may become significant in the future as we continue to expand our operations and could affect our sales growth, which could, in turn, materially adversely affect our business, financial condition and results of operations.

Labor shortages or increases in labor costs could slow our growth and adversely affect our ability to operate our restaurants.

Our success depends, in part, upon our ability to attract, motivate and retain qualified employees, including restaurant managers and gaucho chefs necessary to meet the needs of our existing restaurants and to support our expansion program. Qualified personnel to fill these positions may be in short supply in some areas. If we are unable to continue to recruit and retain sufficiently qualified personnel, our business and our growth could be adversely affected. Any future inability to recruit and retain qualified personnel may delay openings of new restaurants and could adversely impact existing restaurants. Any such delays, any material increases in employee turnover rates in existing restaurants or any employee dissatisfaction could have a material adverse effect on our business and results of operations. In addition, competition for qualified employees could require us to pay higher wages, which could result in higher labor costs, which could, in turn, have a material adverse effect on our financial performance.

Increases in minimum wages or unionization activities could substantially increase our labor costs.

Under the minimum wage laws in most jurisdictions in the US, we are permitted to pay certain hourly employees a wage that is less than the base minimum wage for general employees because these employees receive tips as a substantial part of their income. As of January 3, 2016, approximately 32.4% of our employees in the US earn this lower minimum wage in their respective locations as tips constitute a substantial part of their income. If federal, state or local governments change their laws to require that all employees be paid the general employee minimum base wage regardless of supplemental tip income, our labor costs would increase substantially. Our labor costs would also increase if the minimum base wage increases. We may be unable or unwilling to increase our prices in order to pass increased labor costs on to our guests, in which case our operating margins would be adversely affected. Also, although none of our employees in the US are currently covered under collective bargaining agreements, many of our employees in Brazil participate in industry-wide trade union programs. Additionally, our employees in the US may elect or attempt to be represented by labor unions in the future. If a significant number of our employees were to become unionized and collective bargaining agreement terms were significantly different from our current compensation arrangements, it could adversely affect our business, financial condition and results of operations.

Our growth may be hindered by immigration restrictions, our inability to obtain necessary visas and work permits for foreign workers and changes in United States immigration laws and regulations, particularly with respect to L-1B visa eligibility.

Our future success could depend on our ability to attract and retain employees with specialized culinary skills. Many of our gaucho chefs in the US are Brazilian nationals whose ability to work in the US depends on obtaining and maintaining necessary visas and work permits (which may or may not be tied to their employment with us).

Immigration and work permit laws and regulations in the US are subject to changes, both in substance as well as in the application of standards and enforcement. Immigration and work permit laws and regulations can be significantly affected by political considerations and economic conditions in the US. We have been, and may in the future be, unable to obtain visas or work permits to bring necessary employees to the US for any number of reasons including, among others, limits set by the US Department of Homeland Security or the US Department of State. The Department of Homeland Security’s Bureau of Citizenship & Immigration Services (USCIS, formerly INS) began to narrow its interpretation of L-1B visa eligibility as to all corporate petitioners in 2007 and 2008. Beginning in 2009, the USCIS ceased approving our L-1B visas and recommended that the petitions of 10 then current L-1B visa holders be revoked.

We contested the adverse actions before USCIS, and then sued USCIS in US District Court. The US District Court affirmed the USCIS denials in 2013, but we appealed that determination, and on October 21, 2014, the US Court of Appeals for the D.C. Circuit granted our appeal, reversed the USCIS denial, and remanded the representative L-1B petition in question to the district court, with instructions to vacate the denial and to remand to USCIS for further consideration in light of the Court’s correction of USCIS’s factual and legal adjudication errors. USCIS reopened the matter pursuant to the D.C. Circuit’s remand order. On June 12, 2015, USCIS again denied the L-1B petition. On August 7, 2015, we filed a complaint for declaratory and mandamus relief in the US District Court for the District of Columbia seeking to overturn the latest USCIS denial and effectuate the prior holding of the D.C. Circuit. The government answered our complaint on October 13, 2015, and the parties then filed cross-motions for summary judgement. All briefing in the case was completed on February 5, 2016, and the case is now under consideration by the Court. We do not know when the District Court will rule on our complaint.

Due to the current climate and uncertainty relative to the process of requesting and obtaining L-1B visas, as well as recent denials of certain requests, we will continue to explore all available legal means to bring employees from Brazil to work in our restaurants in the US. Continued compliance with existing US or foreign immigration laws or changes in such laws, making it more difficult to hire foreign nationals or limiting our ability to retain visas or work permits for current employees in the US, could materially adversely affect our expansion strategy and, more generally, our business and financial performance.

The effect of changes to healthcare laws in the United States may increase the number of employees who choose to participate in our healthcare plans, which may significantly increase our healthcare costs and negatively impact our financial results.

In 2010, the Patient Protection and Affordable Care Act (“PPACA”) was signed into law in the US to require health care coverage for many uninsured individuals and expand coverage to those already insured. We currently offer and subsidize a portion of comprehensive healthcare coverage, primarily for our salaried employees. The healthcare reform law will require us to offer healthcare benefits to all full-time employees (including full-time hourly employees) that meet certain minimum requirements of coverage and affordability, or face penalties. If we elect to offer such benefits we may incur substantial expense. If we fail to offer such benefits, or the benefits we elect to offer do not meet the applicable requirements, we may incur penalties. The healthcare reform law also requires individuals to obtain coverage or face individual penalties, so employees who are currently eligible but elect not to participate in our healthcare plans may find it more advantageous to do so when such individual mandates take effect. It is also possible that by making changes or failing to make changes in the healthcare plans offered by us we will become less competitive in the market for our labor. Finally, implementing the requirements of healthcare reform is likely to impose additional administrative costs. The costs and other effects of these new healthcare requirements cannot be determined with certainty, but they may significantly increase our healthcare coverage costs and could materially adversely affect our, business, financial condition and results of operations.

Legislation and regulations requiring the display and provision of nutritional information for our menu offerings, and new information or attitudes regarding diet and health or adverse opinions about the health effects of consuming our menu offerings, could affect consumer preferences and negatively impact our results of operations.

Government regulation and consumer eating habits may impact our business as a result of changes in attitudes regarding diet and health or new information regarding the health effects of consuming our menu offerings. These changes have resulted in, and may continue to result in, the enactment of laws and regulations that impact the ingredients and nutritional content of our menu offerings, or laws and regulations requiring us to disclose the nutritional content of our food offerings.

The PPACA establishes a uniform, federal requirement for certain restaurants to post certain nutritional information on their menus. Specifically, the PPACA amended the Federal Food, Drug and Cosmetic Act to require chain restaurants with 20 or more locations operating under the same name and offering substantially the same menus to publish the total number of calories of standard menu items on menus and menu boards, along with a statement that puts this calorie information in the context of a total daily calorie intake. The PPACA also requires covered restaurants to provide to consumers, upon request, a written summary of detailed nutritional information for each standard menu item, and to provide a statement on menus and menu boards about the availability of this information. The PPACA further permits the United States Food and Drug Administration to require covered restaurants to make additional nutrient disclosures, such as disclosure of trans-fat content. An unfavorable report on, or reaction to, our menu ingredients, the size of our portions or the nutritional content of our menu items could negatively influence the demand for our offerings.

Furthermore, a number of states, counties and cities have enacted menu labeling laws requiring multi-unit restaurant operators to disclose certain nutritional information to guests, or have enacted legislation restricting the use of certain types of ingredients in restaurants. California is one of these, although its menu labeling law has been superseded by the PPACA.

Compliance with current and future laws and regulations regarding the ingredients and nutritional content of our menu items may be costly and time-consuming. Additionally, some government authorities are increasing regulations regarding trans-fats and sodium, which may require us to limit or eliminate trans-fats and sodium in our offerings, switch to higher cost ingredients or may hinder our ability to operate in certain markets. Some jurisdictions have banned certain cooking ingredients, such as trans-fats, or have discussed banning certain products, such as large sodas.

Removal of these products and ingredients from our menus could affect product tastes, guest satisfaction levels, and sales volumes, whereas if we fail to comply with these laws or regulations, our business could experience a material adverse effect.

We cannot make any assurances regarding our ability to effectively respond to changes in consumer health perceptions or our ability to successfully implement the nutrient content disclosure requirements and to adapt our menu offerings to trends in eating habits. The imposition of additional menu-labeling laws could have an adverse effect on our results of operations and financial position, as well as on the restaurant industry in general.

Health concerns arising from outbreaks of viruses may have an adverse effect on our business.

The United States, Brazil, Mexico and other countries have experienced, or may experience in the future, outbreaks of neurological diseases or other diseases or viruses, such as norovirus, influenza, Zika and H1N1. If a virus is transmitted by human contact, our employees or customers could become infected, or could choose, or be advised, to avoid gathering in public places, any one of which could materially adversely affect our business, financial condition and results of operations.

A breach of security of confidential consumer information related to our electronic processing of credit and debit card transactions could substantially affect our reputation and financial results.

A significant majority of our sales are by credit or debit cards. Other restaurants and retailers have experienced security breaches in which credit and debit card information has been stolen. We use third-party providers to process our sales by credit or gift card. If the security of such providers is compromised, then we may be subject to unplanned losses, expenses, fines or penalties. We may in the future become subject to claims for purportedly fraudulent transactions arising out of the actual or alleged theft of credit or debit card information, and we may also be subject to lawsuits or other proceedings relating to these types of incidents. In addition, most states have enacted legislation requiring notification of security breaches involving personal information, including credit and debit card information. Claims or proceedings related to theft of credit or debit card information may be brought by payment card providers, banks and credit unions that issues cards, cardholders (either individually or as part of a class action lawsuit) and federal and state regulators. Any such claim or proceeding could cause us to incur significant unplanned expenses, which could have an adverse impact on our financial condition and results of operations. Further, adverse publicity resulting from these allegations may have a material adverse effect on us and our restaurants.

We rely heavily on information technology, and any material failure, weakness, interruption or breach of security could prevent us from effectively operating our business.

We rely heavily on information systems, including point-of-sale processing in our restaurants, management of our supply chain, payment of obligations, collection of cash, credit and debit card transactions and other processes and procedures. Our ability to efficiently and effectively manage our business depends significantly on the reliability and capacity of these systems. Our operations depend upon our ability to protect our computer equipment and systems against damage from physical theft, fire, power loss, telecommunications failure or other catastrophic events, as well as from internal and external security breaches, viruses and other disruptive problems. The failure of these systems to operate effectively, maintenance problems, upgrading or transitioning to new platforms, expanding our systems as we grow or a breach in security of these systems could result in delays in guest service and reduce efficiency in our operations. Remediation of such problems could result in significant, unplanned capital investments.

Changes to estimates related to our property, fixtures and equipment or operating results that are lower than our current estimates at certain restaurant locations may cause us to incur impairment charges on certain long-lived assets, which may adversely affect our results of operations.

In accordance with accounting guidance as it relates to the impairment of long-lived assets, we make certain estimates and projections with regard to individual restaurant operations, as well as our overall performance, in connection with our impairment analyses for long-lived assets. When impairment triggers are deemed to exist for any location, the estimated undiscounted future cash flows are compared to its carrying value. If the carrying value exceeds the undiscounted cash flows, an impairment charge equal to the difference between the carrying value and the fair value is recorded. The projections of future cash flows used in these analyses require the use of judgment and a number of estimates and projections of future operating results. If actual results differ from our estimates, additional charges for asset impairments may be required in the future. If future impairment charges are significant, our reported operating results would be adversely affected.

Changes to accounting rules or regulations may adversely affect our results of operations.

Changes to existing accounting rules or regulations may impact our future results of operations or cause the perception that we are more highly leveraged. Other new accounting rules or regulations and varying interpretations of existing accounting rules or regulations have occurred and may occur in the future. For example, in February 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-02, “Leases (Topic 842).” The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We have not yet evaluated the impact the adoption of this standard will have on our consolidated financial statements. This and other future changes to accounting rules or regulations could materially adversely affect our business, financial condition and results of operations.

Loss of key management personnel could hurt our business and inhibit our ability to operate and grow successfully.

Our success will continue to depend, to a significant extent, on our leadership team and other key management personnel. If we are unable to attract and retain sufficiently experienced and capable management personnel, our business and financial results may suffer. If members of our leadership team or other key management personnel leave, we may have difficulty replacing them, and our business may suffer. There can be no assurance that we will be able to successfully attract and retain our leadership team and other key management personnel that we need. We also do not maintain any key man life insurance policies for any of our employees.

Our current insurance policies may not provide adequate levels of coverage against all claims, and we may incur losses that are not covered by our insurance.

We maintain insurance coverage for a significant portion of our risks and associated liabilities with respect to general liability, property and casualty liability, liquor liability, employer’s liability and other insurable risks. However, there are types of losses we may incur that cannot be insured against or that we believe are not commercially reasonable to insure. For example, insurance covering liability for violations of wage and hour laws has not generally been available. We also self-insure for workers’ compensation and health benefits under plans with high deductibles. Losses for such uninsured claims, if they occur, could have a material adverse effect on our business and results of operations.

Compliance with environmental laws may negatively affect our business.

We are subject to national, provincial, state and local laws and regulations in the US, Brazil and Mexico concerning waste disposal, pollution, protection of the environment, and the presence, discharge, storage, handling, release and disposal of, and exposure to, hazardous or toxic substances. These environmental laws provide for significant fines and penalties for noncompliance and liabilities for remediation, sometimes without regard to whether the owner or operator of the property knew of, or was responsible for, the release or presence of hazardous toxic substances. Third parties may also make claims against owners or operators of properties for personal injuries and property damage associated with releases of, or actual or alleged exposure to, such hazardous or toxic substances at, on or from our restaurants. Environmental conditions relating to releases of hazardous substances at prior, existing or future restaurant sites could materially adversely affect our business, financial condition and results of operations. Further, environmental laws, and the administration, interpretation and enforcement thereof, are subject to change and may become more stringent in the future, each of which could materially adversely affect our business, financial condition and results of operations.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of January 3, 2016, we had federal net operating loss carryforwards of approximately $21.9 million and state net operating loss carryforwards of approximately $18.7 million. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” its ability to use its prechange net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. In general, an “ownership change” generally occurs if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We have experienced an ownership change in the past and may experience ownership changes in the future as a result of this issuance or future transactions in our stock, some of which may be outside our control. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards, or other prechange tax attributes, to offset US federal and state taxable income may be subject to significant limitations. As of January 3, 2016, none of the operating loss carryforwards are subject to limitation. Our current net operating loss carryforwards will begin to expire in 2032.

The amount of money that we have borrowed and may, in the future borrow, may adversely affect our financial condition and operating activities.

As of January 3, 2016, we had total aggregate principal amount of outstanding debt of $165.0 million and $82.6 million available to be borrowed under our 2015 Credit Facility (which is reduced by outstanding letters of credit). Our 2015 Credit Facility and any other debt incurred in the future, may have important consequences to holders of our common stock, including the following:

•	our ability to obtain additional financing for working capital, capital expenditures, acquisitions or other purposes may be impaired;
•	we may use a substantial portion of our cash flow from operations to service our indebtedness, rather than for operations or other purposes;

•	our level of indebtedness could place us at a competitive disadvantage compared to our competitors with proportionately less debt; and
•	our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate may be limited.

We expect that we will depend primarily upon cash flow from operations to pay interest and other amounts due under our 2015 Credit Facility and any other indebtedness we may incur in the future. Our ability to make these payments depends on our future performance, which will be affected by business, financial, economic and other factors, many of which we cannot control. If we do not have sufficient funds, we may be required to refinance all or part of our then existing debt, sell assets or borrow more money. We may not be able to accomplish any of these alternatives on terms acceptable to us, if at all. In addition, the terms of existing or future debt agreements, including our 2015 Credit Facility, may restrict us from adopting any of these alternatives.

Our 2015 Credit Facility imposes operating and financial restrictions that may impair our ability to respond to changing business and industry conditions.

Our 2015 Credit Facility contains restrictions and covenants that generally limit our ability to, among other things:

•	incur additional indebtedness;
•	make investments;
•	use assets as collateral in other transactions;
•	sell assets or merge with or into other companies;
•	pay dividends to, or purchase stock from, our stockholders;
•	enter into transactions with affiliates;
•	sell stock or other ownership interests in our subsidiaries; and
•	create or permit restrictions on our subsidiaries’ ability to make payments to us.

Our 2015 Credit Facility limits, our ability to engage in these types of transactions even if we believed that a specific transaction would contribute to our future growth or improve our results of operations. Our 2015 Credit Facility requires us to meet specified financial and operating results and maintain compliance with specified financial ratios. We are required to maintain a maximum Total Rent Adjusted Leverage Ratio (as defined under our 2015 Credit Facility), at levels that vary by quarter until maturity, and a minimum Consolidated Interest Coverage Ratio (as defined under our 2015 Credit Facility), which, beginning with the third quarter ended September 27, 2015, was 5.50 to 1 and 2.00 to 1, respectively. As of the date hereof, we were in compliance with our 2015 Credit Facility’s financial covenants. However, breach of these provisions or failure to comply with these financial ratios could result in a default under the 2015 Credit Facility, in which case our lenders would have the right to declare borrowings to be immediately due and payable. Our lenders may also accelerate payment of borrowings upon the occurrence of certain change of control events relating to us. If we are unable to repay borrowings when due, whether at maturity or following a default or change of control event, our lenders would have the right to take or sell assets pledged as collateral to secure the indebtedness. Any such actions taken by our lenders or other creditors would have a material adverse effect on our business and financial condition.

Risks Related to Ownership of Our Common Stock

The THL Funds have a substantial ownership interest in our common stock. Conflicts of interest may arise because some of our directors are principals of the THL Funds.

The THL Funds collectively beneficially own approximately 79.5% of our outstanding common stock. As a consequence, the THL Funds are able to control matters requiring stockholder approval, including the election of directors, a merger, consolidation or sale of all or substantially all of our assets, and any other significant transaction. The interests of the THL Funds may not always coincide with our interests or the interests of our other stockholders.

The THL Funds could invest in entities that directly or indirectly compete with us. As a result of these relationships, when conflicts arise between the interests of the THL Funds and the interests of our stockholders, these directors may not be disinterested. The representatives of the THL Funds on our Board of Directors, by the terms of our amended and restated certificate of incorporation and the amended and restated registration rights agreement among the Company, the THL Funds, management stockholders and other investors named in the agreement, are not required to offer us any transaction opportunity of which they become aware and could take any such opportunity for themselves or offer it to other companies in which they have an investment, unless such opportunity is expressly offered to them solely in their capacity as our directors.

The THL Funds may have conflicts of interest with other stockholders in the future.

The THL Funds may exert significant influence over, and could control, matters requiring stockholder approval, including the election of directors and approval of major corporate transactions. In addition, this concentration of ownership may delay or prevent a change of control of our company and make some transactions more difficult or impossible without the support of the THL Funds.

The interests of the THL Funds may not always be consistent with the interests of our company or of other stockholders. Accordingly, the THL Funds could cause us to enter into transactions or agreements of which holders of our common stock would not approve or make decisions with which such holders would disagree.

The THL Funds are in the business of making investments in companies and could from time to time acquire and hold interests in businesses that compete with us. The THL Funds may also pursue acquisition opportunities that may be complementary to our business, and as a result, desirable acquisitions may not be available to us.

We are a “controlled company” within the meaning of NASDAQ rules and, as a result, are exempt from certain corporate governance requirements.

So long as the THL Funds maintain holdings of more than 50% of the voting power of our capital stock, we will be a “controlled company” within the meaning of NASDAQ corporate governance standards. Under these standards, a company need not comply with certain corporate governance requirements, including:

•	the requirement that a majority of our board of directors consist of “independent directors” as defined under NASDAQ rules;
•	the requirement that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities;
•

the requirement that we have a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities, or otherwise have director nominees selected by vote of a majority of the independent directors; and

•	the requirement for an annual performance evaluation of the nominating and corporate governance and compensation committees.

We are not required to have a majority of independent directors on our board of directors and our compensation committee and nominating and corporate governance committee does not consist entirely of independent directors and are not be subject to annual performance evaluations. If we are no longer eligible to rely on the controlled company exception, we will comply with all applicable NASDAQ corporate governance requirements, but we will be able to rely on phase-in periods for certain of these requirements in accordance with NASDAQ rules. Accordingly, our stockholders may not have the same protections afforded to stockholders of companies that are subject to all NASDAQ corporate governance requirements.

The market price of our common stock may decline, and you could lose all or a significant part of your investment.

The market price of, and trading volume for, our common stock may be influenced by many factors, some of which are beyond our control, including, among others, the following:

•	variations in our quarterly or annual operating results;
•	changes in our earnings estimates (if provided) or differences between our actual financial and operating results and those expected by investors and analysts;
•	initiatives undertaken by our competitors, including, for example, the opening of restaurants in our existing markets;
•	actual or anticipated fluctuations in our or our competitors’ results of operations, and our and our competitors’ growth rates;
•	the failure of securities analysts to cover our common stock, or changes in estimates by analysts who cover us and competitors in our industry;
•	recruitment or departure of key personnel;
•	adoption or modification of laws, regulations, policies, procedures or programs applicable to our business or announcements relating to these matters;
•	any increased indebtedness we may incur in the future;

•	actions by stockholders;
•	announcements by us or our competitors of significant contracts, acquisitions, dispositions, strategic relationships, joint ventures or capital commitments;
•	the expiration of lock-up agreements entered into by our existing stockholders in connection with our initial public offering;
•	economic conditions;
•	geopolitical incidents; and
•	investor perceptions of us, our competitors and our industry.

As a result of these and other factors, our stockholders may experience a decrease, which could be substantial, in the value of their shares of our common stock, including decreases unrelated to our financial performance or prospects.

The market price and trading volume of our common stock may be volatile, which could result in rapid and substantial losses for our stockholders.

The market price of our common stock may be highly volatile and could be subject to wide fluctuations. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. If the market price of our common stock declines significantly, stockholders may be unable to resell shares of our common stock at or above their purchase price, if at all. The market price of our common stock may fluctuate or decline significantly in the future.

Certain broad market and industry factors may materially decrease the market price of our common stock, regardless of our actual operating performance. The stock market in general has from time to time experienced extreme price and volume fluctuations, including recently. In addition, in the past, following periods of volatility in the overall market and decreases in the market price of a company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

Future sales of our common stock could cause the market price of such shares to fall.

If our existing stockholders sell substantial amounts of our common stock, the market price of our common stock could decrease significantly. The perception in the public market that major stockholders might sell substantial amounts of our common stock could also depress the market price of our common stock. A decline in the market price of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

Future offerings of equity by us may adversely affect the market price of our common stock.

In the future, we may attempt to obtain financing or to further increase our capital resources by issuing additional shares of our common stock or by offering debt or other equity securities, including senior or subordinated notes, debt securities convertible into equity or shares of preferred stock. Opening new restaurants in existing and new markets could require substantial additional capital in excess of cash from operations. We would expect to finance the capital required for new restaurants through a combination of additional issuances of equity, corporate indebtedness and cash from operations.

Issuing additional shares of our common stock or other equity securities or securities convertible into equity may dilute the economic and voting rights of our existing stockholders or reduce the market price of our common stock or both. Upon liquidation, holders of such debt securities and preferred shares, if issued, and lenders with respect to other borrowings would receive a distribution of our available assets prior to the holders of our common stock. Debt securities convertible into equity could be subject to adjustments in the conversion ratio pursuant to which certain events may increase the number of equity securities issuable upon conversion. Preferred shares, if issued, could have a preference with respect to liquidating distributions or a preference with respect to dividend payments that could limit our ability to pay dividends to the holders of our common stock. Our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, which may adversely affect the amount, timing or nature of our future offerings. Thus, holders of our common stock bear the risk that our future offerings may reduce the market price of our common stock and dilute their stockholdings in us.

Our amended and restated bylaws designates a state or federal court located within the state of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.

Our amended and restated bylaws provide that, with certain limited exceptions, unless we consent in writing to the selection of an alternative forum, a state or federal court located within the state of Delaware will be the sole and exclusive forum for any stockholder (including any beneficial owner) to bring (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law (“DGCL”), or (iv) any action asserting a claim governed by the internal affairs doctrine, in each case subject to said Delaware court having personal jurisdiction over the indispensable parties named as defendants therein. Any person or entity purchasing or otherwise acquiring or holding any interest in shares of our capital stock is deemed to have notice of and consented to the foregoing provisions. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees. Alternatively, if a court were to find this choice of forum provision inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations.

We do not intend to pay cash dividends for the foreseeable future.

We intend to retain all of our earnings for the foreseeable future to fund the operation and growth of our business and to repay indebtedness, and therefore, we do not anticipate paying any cash dividends to holders of our capital stock for the foreseeable future. Any future determination regarding the payment of any dividends will be made at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, liquidity, contractual restrictions, general business conditions and other factors that our board of directors may deem relevant. Consequently, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. Investors seeking cash dividends should not invest in our common stock.

Our future capital requirements are uncertain, and we may have difficulty raising money in the future on acceptable terms, if at all.

Our capital requirements depend on many factors, including the amounts required to open new restaurants and to service our indebtedness. To the extent that our capital resources are insufficient to meet these requirements, we may need to raise additional funds through financings or curtail our growth, reduce our costs and expenses, or sell certain of our assets. Any additional equity offerings or debt financings may be on terms that are not favorable to us. Equity offerings could result in dilution to our stockholders, and equity or debt securities issued in the future may have rights, preferences and privileges that are senior to those of our common stock. If our need for capital arises because of significant losses, the occurrence of these losses may make it more difficult for us to raise the necessary capital.

Provisions of our charter documents, Delaware law and other documents could discourage, delay or prevent a merger or acquisition at a premium price.

Our amended and restated certificate of incorporation and bylaws include provisions that:

•

permit us to issue preferred stock in one or more series and, with respect to each series, fix the number of shares constituting the series and the designation of the series, the voting powers, if any, of the shares of the series and the preferences and other special rights, if any, and any qualifications, limitations or restrictions, of the shares of the series;

•	restrict the ability of stockholders to act by written consent or to call special meetings;
•	require the affirmative vote of 66 2/3% of the outstanding shares entitled to vote to approve certain transactions or to amend certain provisions of our certificate of incorporation or bylaws;
•	limit the ability of stockholders to amend our certificate of incorporation and bylaws;
•	require advance notice for nominations for election to the board of directors and for stockholder proposals; and
•	establish a classified board of directors with staggered three-year terms.

These provisions may discourage, delay or prevent a merger or acquisition of our company, including a transaction in which the acquiror may offer a premium price for our common stock.

Our equity incentive plans also permit vesting of stock options and restricted stock, and payments to be made to the employees thereunder, in connection with a change of control of our company, which could discourage, delay or prevent a merger or acquisition at a premium price. In addition, our 2015 Credit Facility includes and other debt incurred by us in the future may include, provisions entitling the lenders to demand immediate repayment of borrowings upon the occurrence of certain change of control events relating to our company, which also could discourage, delay or prevent a business combination transaction.

The market price of our common stock could decline if securities or industry analysts do not publish research or reports about our company or if they downgrade us or other restaurant companies in our industry.

The market price of our common stock depends, in part, on the research and reports that securities or industry analysts publish about us or our business. We do not influence or control the reporting of these analysts. In addition, if no analysts provide coverage of our company or if one or more of the analysts who do cover us downgrade shares of our company or other companies in our industry, the market price of our common stock could be negatively impacted. If one or more of these analysts cease coverage of our company, we could lose visibility in the market, which could, in turn, cause the market price of our common stock to decline.

The future issuance of additional common stock in connection with our incentive plans, acquisitions or otherwise will dilute all other stockholdings.

We have an aggregate of 1,153,104 shares of common stock authorized but unissued and not reserved for issuance under our equity incentive plans. We may issue all of these shares of common stock without any action or approval by our stockholders, subject to certain exceptions. Any common stock issued in connection with our equity incentive plans, the exercise of outstanding stock options or otherwise would dilute the percentage ownership held by our stockholders.

Our costs have increased as a result of operating as a public company, and our management is required to devote substantial time to complying with public company regulations.

As a public company and particularly after we cease to be an “emerging growth company” (to the extent that we take advantage of certain exceptions from reporting requirements that are available under the JOBS Act as an “emerging growth company”), we incur significant legal, accounting and other expenses not incurred prior to our IPO. In addition, Sarbanes-Oxley, as well as rules promulgated by the SEC and the NASDAQ, require us to adopt corporate governance practices applicable to US public companies. These rules and regulations have increased and may in the future increase our legal and financial compliance costs.

Sarbanes-Oxley, as well as rules and regulations subsequently implemented by the SEC and the NASDAQ, have imposed increased disclosure and enhanced corporate governance practices for public companies. We are committed to maintaining high standards of corporate governance and public disclosure, and our efforts to comply with evolving laws, regulations and standards are likely to result in increased expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. We may not be successful in implementing and maintaining these requirements and implementing or maintaining them could adversely affect our business, results of operations and financial condition. In addition, if we fail to implement and maintain the requirements with respect to our internal accounting and audit functions, our ability to report our financial results on a timely and accurate basis could be impaired.

We are an “emerging growth company” and comply with reduced reporting requirements applicable to emerging growth companies.

We are an “emerging growth company,” as defined in the JOBS Act, and we take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of Sarbanes-Oxley, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In addition, even if we begin to comply with the greater obligations of public companies that are not emerging growth companies, we may avail ourselves of the reduced requirements applicable to emerging growth companies from time to time in the future. We cannot predict whether our common stock is less attractive if we choose to rely on these exemptions. If our common stock is less attractive as a result of our reliance on the available exemptions, there may be a less active trading market for our common stock and our stock price may be more volatile.

Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. However, we are choosing to opt out of any extended transition period, and as a result we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

We will remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

We have identified material weaknesses in our internal control over financial reporting, and if we are unable to establish and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act it could have a material adverse effect on our business and stock price.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies. We are not currently required to make a formal assessment of the effectiveness of our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) until the year following our first annual report is required to be filed with the SEC. We are required to comply with the SEC’s rules implementing Section 302 and 404 of the Sarbanes-Oxley Act, that require management to certify financial and other information in our quarterly and annual reports and, beginning in Fiscal 2016, provide an annual management report on the effectiveness of control over financial reporting. Though we are required to disclose changes made in our internal controls and procedures on a quarterly basis, we will not be required to make our first annual assessment of our internal control over financial reporting pursuant to Section 404 until Fiscal 2016. Pursuant to the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until the later of the year following our first annual report required to be filed with the SEC or the date we are no longer an emerging growth company, which may be up to five full fiscal years following our initial public offering.

In connection with the audit of our financial statements for the period ended December 29, 2013, for the period from May 24, 2012 to December 30, 2012, and the period from January 2, 2012 to July 20, 2012, we and our independent registered public accounting firm identified material weaknesses in internal control over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In particular, we did not design an effective control environment with sufficient personnel with the appropriate level of accounting knowledge, experience and training to assess the completeness and accuracy of the technical accounting matters, principally related to accounting for business combinations and accounting for modifications of debt instruments, nor did we have a sufficient number of accounting personnel to allow for appropriate segregation of duties or thorough review and supervision of our financial closing process. We also did not design, maintain or implement effective control activities relating to formal accounting policies. Specifically, we did not design, maintain or implement policies and procedures to adequately review and account for transactions that arise in the normal course of business, which limited our ability to make accounting decisions and to detect and correct accounting errors.

The lack of adequate staffing levels and effective policies and controls resulted in several audit adjustments and a restatement of our operating subsidiary financial statements for the period ended December 30, 2012 and the period ended July 20, 2012. These resulted in a revision to our December 29, 2013 consolidated financial statements. Additionally, in connection with the audit of our financial statements for our fiscal year ended January 3, 2016, errors in the accounting for and classification of certain transactions resulted in a restatement of the consolidated statements of cash flows for the fiscal year ended December 28, 2014 and the first three fiscal quarters of 2014, and revisions to our statements of cash flows for our first three fiscal quarters in Fiscal 2015. As of the date hereof, we have not fully re-designed, implemented and tested internal controls to remediate the material weaknesses. While we have begun the process of evaluating the design and operation of our internal control over financial reporting, we have not completed our evaluation. We cannot predict the outcome of our evaluation at this time. During the course of the evaluation, we may identify additional control deficiencies, which could give rise to other material weaknesses, in addition to the material weaknesses described above. Each of the material weaknesses described above or any newly identified material weakness could result in a misstatement of our financial statements or disclosures that would result in a material misstatement of our annual or interim consolidated financial statements that would not be prevented or detected.

We have taken steps to remediate the material weaknesses such as hiring additional accounting personnel in Fiscal 2014 and Fiscal 2015, including a chief financial officer, a director of financial reporting, a corporate treasury analyst and a corporate accounting manager. We cannot be certain that the steps we have taken and future improvements we identify and implement will successfully remediate the material weaknesses or that other material weaknesses and control deficiencies will not be discovered in the future. If our efforts are not successful or other material weaknesses or control deficiencies occur in the future, we may be unable to report our financial results accurately on a timely basis or help prevent fraud, which could cause our reported financial results to be materially misstated and result in the loss of investor confidence or delisting and cause the market price of our common stock to decline.

Internal control over financial reporting has inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements will not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. If we are unable to maintain proper and effective internal controls, we may not be able to produce timely and accurate financial statements, and we and our independent registered public accounting firm may conclude that our internal control over financial reporting is not effective. If that were to happen, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities. Testing and maintaining internal controls could also divert our management’s attention from other matters that are important to the operation of our business.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We operate 31 restaurants in the US, 10 restaurants in Brazil and one joint venture restaurant in Mexico. We operate a variety of restaurant formats, including in-line and free-standing locations. Our restaurants range in size from approximately 7,000 to 16,000 square feet, with seating from 200 to 500 guests. We plan to open restaurants that will range from approximately 7,000 to 10,000 square feet per restaurant and may vary depending on site specific opportunities.

We currently lease all of our restaurants except for two locations. Our leases generally have initial terms of between 10 and 20 years and can be extended only in five-year increments. All of our leases in the US require a fixed annual rent, and many require the payment of additional rent if restaurant sales exceed a negotiated amount. Generally, our leases are “net” leases, which require us to pay all of the cost of insurance, taxes, maintenance and utilities. We generally cannot cancel these leases at our option.

In addition, we lease approximately 17,000 square feet of office space in Dallas, Texas which we use as our corporate headquarters. This lease expires in 2017, with options to renew until 2022. We intend to relocate our corporate headquarters to a site within the Greater Dallas Metropolitan Area upon the expiration of the current lease. We utilize approximately 4,600 square feet of office space above our Santo Amaro restaurant in São Paulo for our corporate office in Brazil.

The general location and opening year for each of our restaurants are set forth below:

United States				International
Location	Year Opened	Location	Year Opened	Location	Year Opened
Addison, TX*	1997	Las Vegas, NV	2011	São Paulo, Moema	1986
Houston, TX*	2000	Orlando, FL	2012	São Paulo, Santo Amaro	1987
Atlanta, GA	2001	Boston, MA	2012	São Paulo, Vila Olimpia	2003
Chicago, IL	2002	San Diego, CA	2013	Belo Horizonte, Sevassi	2006
Beverly Hills, CA	2005	Rosemont, IL	2013	Brasilia	2007
Washington, D.C.	2005	New York, NY	2013	Salvador	2008
Philadelphia, PA	2006	San Jose, CA	2014	Rio de Janeiro, Botafogo	2011
Minneapolis, MN	2007	Portland, OR	2014	São Paulo, Center Norte	2012
Baltimore, MD	2007	Los Angeles, CA	2014	São Paulo, Jardins	2013
Austin, TX	2007	San Juan, Puerto Rico	2015	Rio de Janeiro, Barra	2015
Indianapolis, IN	2008	Summerlin, NV	2015
Miami Beach, FL	2008	The Woodlands, TX	2015	Mexico City, Mexico	2015**
Scottsdale, AZ	2008	San Francisco, CA	2015
Kansas City, MO	2009	New Orleans, LA	2015
Denver, CO	2009	Naperville, IL	2016
San Antonio, TX	2009
*	Indicates restaurant on property owned by the Company.
**	Indicates joint venture restaurant.

Item 3. Legal Proceedings.

Since opening our first location in the US in 1997, we have brought churrasqueiros, or gaucho chefs, to the US from Brazil utilizing the L-1B “specialized knowledge” visa which generally permits an employee to remain in the US for up to five years. We also utilize the L-1A “intracompany manager” visa for our employees who qualify. The L-1A visa generally permits an employee to remain in the US for up to seven years. The Department of Homeland Security’s Bureau of Citizenship & Immigration Services (USCIS, formerly INS) began to narrow its interpretation of L-1B visa eligibility as to all corporate petitioners in 2007. Beginning in 2009, the USCIS ceased approving our L-1B visas and recommended that the petitions of 10 then current L-1B visa holders be revoked. We contested the adverse actions before USCIS, and then sued USCIS in US District Court. The US District Court affirmed the USCIS denials in 2013, but we appealed that determination, and on October 21, 2014, the US Court of Appeals for the D.C. Circuit granted our appeal, reversed the USCIS denial, and remanded the representative L-1B petition in question to the district court, with instructions to vacate the denial and to remand to USCIS for further consideration in light of the Court’s correction of USCIS’s factual and legal adjudication errors. USCIS reopened the matter pursuant to the D.C. Circuit’s remand order. On June 12, 2015, USCIS again denied the L-1B petition. On August 7, 2015, we filed a complaint for declaratory and mandamus relief in the US District Court for the District of Columbia seeking to overturn the latest USCIS denial and effectuate the prior holding of the D.C. Circuit. The government answered our complaint on October 13, 2015, and the parties then filed cross-motions for summary judgment. All briefing in the case was completed on February 5, 2016, and the case is now under consideration by the Court. We do not know when the District Court will rule on our complaint.

The Union of Workers in Hotels, Apart-Hotels, Motels, Flats, Restaurants, Bars, Snack Bars and Similar in São Paulo and the Region brought claims in 2011 on behalf of certain employees of one of our Sao Paulo restaurants asserting that the restaurant charged mandatory tips and did not properly calculate compensation payable to or for the benefit of those employees. The claims were initially dismissed in 2011 but the union pursued various appeals of its claims. A regional labor court rendered a decision in 2014 that partially granted one of the union appeals and ordered the restaurant to make unquantified payments based on its determination that the restaurant charged mandatory tips. At that time, the restaurant recorded a reserve of R$100,000 (Brazilian Real), the amount established by the judge for the calculation of court fees. The restaurant appealed to the superior labor court, which did not grant the appeal. The decision of the regional labor court became final in November 2015 and the claims were remitted to the first labor court to proceed with the next phase of the matter. The restaurant is currently engaged in the delivery of documents and information to, and anticipates negotiations with, the union. At this time, the restaurant does not know how many employees could be affected or the relevant time period for, or the appropriate method of, calculating any amounts that may be payable. In light of the forgoing and the inherent uncertainties involved in Brazilian labor matters, we are currently unable to reasonably estimate the possible loss or a range of possible losses that may result from the union’s claims; however, an adverse outcome could materially and adversely affect the Company’s financial condition, results of operations or cash flows in any particular reporting period.

We are currently involved in various claims, investigations and legal actions that arise in the ordinary course of our business, including claims and investigations resulting from employment-related matters. None of these matters, most of which are covered by insurance, has had a material effect on us. We are not party to any material pending legal proceedings and are not aware of any claims that could have a material adverse effect on our business, financial condition, results of operations or cash flows. However, a significant increase in the number of these claims or an increase in amounts owing under successful claims could materially and adversely affect our business, financial condition, results of operations or cash flows.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common has traded on the NASDAQ Global Select Market under the symbol “FOGO” since it began trading on June 19, 2015. Our initial public offering was priced at $20.00 per share on June 18, 2015. The following table sets forth, for the periods indicated, the high and low sales prices per share for our common stock as quoted by the Nasdaq Global Select Market:

Fiscal Year Ended January 3, 2016	High	Low
Second Quarter (June 19, 2015 - June 28, 2015)	$27.19	$21.85
Third Quarter (June 29, 2015 - September 27, 2015)	$23.94	$15.86
Fourth Quarter (September 28, 2015 - January 3, 2016)	$17.20	$14.12

The closing sale price of a share of our common stock, as reported by the Nasdaq Global Select Market, on March 24, 2016, was $15.25. As of March 24, 2016, there were 31 holders of record of our common stock, not including beneficial owners of shares registered in nominee or street name.

Performance Graph

The following performance graph compares the quarterly dollar change in the cumulative shareholder return on our common stock with the cumulative total returns of the S&P Smallcap 600 Index and the Nasdaq Composite Index. This graph assumes a $100 investment in our common stock on June 19, 2015 (the date when our common stock first started trading) and in each for the forgoing indices on June 19, 2015, and assumes the reinvestment of dividends, if any. The indices are included for comparative purposes only. They do not necessarily reflect management's opinion that such indices are an appropriate measure of the relative performance of our common stock. This graph is furnished and not "filed" with the Securities and Exchange Commission and it is not "soliciting material", and should not be incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in such filing.

Dividend Policy

We intend to retain all of our earnings for the foreseeable future to fund the operation and growth of our business and to repay indebtedness, and therefore, we do not anticipate paying any cash dividends to holders of our capital stock for the foreseeable future. Any future determination regarding the payment of any dividends will be made at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, liquidity, contractual restrictions, general business conditions and other factors that our board of directors may deem relevant. Our credit facility restricts, and debt instruments that we may enter into in the future may contain, restrictions on our ability to pay dividends on our common stock.

We consider the undistributed net earnings of our Brazilian subsidiaries to be indefinitely reinvested. Although there are no known restrictions that would prohibit the repatriation of cash and cash equivalents from our Brazilian subsidiaries to the US, such repatriation would constitute a change in our assertion regarding indefinite reinvestment and as a result we would be required to record a tax liability attributable to those undistributed earnings. Additionally, cash and cash equivalents of our joint venture in Mexico can only be used to settle the obligations of the joint venture. See “Liquidity and Capital Resources.”

Unregistered Recent Sales of Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” of this Annual Report on Form 10-K for information regarding securities authorized for issuance under the Company’s equity compensation plans.

Item 6. Selected Financial Data.

The Company was incorporated under the name Brasa (Parent) Inc. on May 24, 2012 in connection with the acquisition on July 21, 2012 of Fogo de Chão Churrascaria (Holdings) LLC, a Delaware limited liability company, and its parent company, FC Holdings Inc., a Cayman Islands exempt company (“Predecessor”), by a collaborative group consisting of funds affiliated with Thomas H. Lee Partners, L.P. (“THL” and along with such funds and their affiliates, the “THL Funds”) and other minority investors (the “Acquisition”). On December 17, 2014, the Company changed its name from Brasa (Parent) Inc. to Fogo de Chão, Inc.

The following tables set forth the Company’s selected financial data for the periods indicated. The statement of operations data for the fiscal years ended January 3, 2016, December 28, 2014 and December 29, 2013 and the balance sheet data as of January 3, 2016 and December 28, 2014 have been derived from our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. The statement of operations data for the periods from May 24, 2012 to December 30, 2012 and January 2, 2012 to July 20, 2012 (Predecessor) and the balance sheet data as of December 30, 2012 have been derived from our historical audited consolidated financial statements, which are not included in this report. Financial information in the Predecessor period principally relates to Fogo de Chão Churrascaria (Holdings) LLC and its subsidiaries. From May 24, 2012 to July 20, 2012, the Company had no activities other than the incurrence of transaction costs related to the Acquisition.

The historical results presented below are not necessarily indicative of the results to be expected for any future period. This information should be read in conjunction with “Business,” "Risk Factors," Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and the related notes thereto included elsewhere in this annual report.

				Successor	Predecessor
	Fiscal Year Ended			May 24 to	January 2 to
	January 3,	December 28,	December 29,	December 30,	July 20,
	2016	2014	2013	2012	2012
	(53 weeks)	(52 weeks)	(52 weeks)	(31 weeks)	(29 weeks)
Statement of Operations Data
(in thousands, except share and per share amounts)
Revenue	$271,634	$262,280	$219,239	$93,844	$108,516
Restaurant operating costs:
Food and beverage costs	80,062	78,330	67,002	29,381	34,512
Compensation and benefit costs(a)	60,224	54,673	46,860	21,125	22,348
Occupancy and other operating expenses (excluding depreciation and amortization)	46,153	44,156	36,703	15,478	18,061
Total restaurant operating costs	186,439	177,159	150,565	65,984	74,921
Marketing and advertising costs	6,618	5,585	6,188	2,342	2,488
General and administrative costs(b)	32,566	21,419	18,239	8,143	10,229
Pre-opening costs	4,858	1,951	4,764	1,119	1,359
Acquisition costs	—	—	—	11,988	6,963
Loss on extinguishment/modification of debt	5,991	3,090	6,875	—	7,762
Depreciation/amortization and other	12,180	11,684	8,618	3,567	4,957
Total costs and expenses	248,652	220,888	195,249	93,143	108,679
Income (loss) from operations	22,982	41,392	23,990	701	(163)
Other income (expense):
Interest expense, net(c)	(9,119)	(17,121)	(22,354)	(10,908)	(7,359)
Other income (expense), net	(34)	(7)	(101)	(20)	(68)
Total other income (expense), net	(9,153)	(17,128)	(22,455)	(10,928)	(7,427)
Income (loss) before income taxes	13,829	24,264	1,535	(10,227)	(7,590)
Income tax expense (benefit)	(14,168)	6,991	2,472	(1,195)	1,294
Net income (loss)	27,997	17,273	(937)	(9,032)	(8,884)
Less: Net income (loss) attributable to noncontrolling interest	132	(282)	—	—	—
Net income (loss) attributable to Fogo de Chão, Inc.	$27,865	$17,555	$(937)	$(9,032)	$(8,884)
Earnings (loss) per common share attributable to Fogo de Chão, Inc.(d):
Basic	$1.09	$0.77	$(0.04)	$(0.40)	*
Diluted	$1.06	$0.76	$(0.04)	$(0.40)	*
Weighted average common shares outstanding(d):
Basic	25,519,312	22,697,106	22,554,969	22,527,219	*
Diluted	26,324,115	23,016,461	22,554,969	22,527,219	*

	As of	As of	As of	As of
	January 3,	December 28,	December 29,	December 30,
	2016	2014	2013	2012
Consolidated Balance Sheet Data
(in thousands)
Cash and cash equivalents	$24,919	$19,387	$16,010	$9,582
Total assets	487,495	477,169	481,899	459,883
Total long-term debt, including current portion	165,000	243,045	252,283	239,246
Total equity	252,554	155,459	150,322	164,283

*	Not applicable.
(a)

For the fiscal year ended January 3, 2016, includes $1.3 million of compensation expense recognized upon the closing of the IPO attributable to the vesting of stock options. See Note 12 to the Consolidated Financial Statements.

(b)

For the fiscal year ended January 3, 2016, includes the $7.5 million fee paid to an affiliate of THL as a result of the termination of advisory services agreement. See Note 19 to the Consolidated Financial Statements. For the fiscal year ended January 3, 2016, includes $4.3 million of compensation expense recognized upon the closing of the IPO attributable to the vesting of stock options. See Note 12 to the Consolidated Financial Statements.

(c)

In connection with the IPO we refinanced our existing credit facility (the “2012 Credit Facility”) and entered into a new credit facility (the “2015 Credit Facility”). Upon the closing of the IPO, we drew down on the 2015 Credit Facility and used that borrowing along with the proceeds from the IPO and repaid the outstanding debt on the 2012 Credit Facility. See Note 11 to the Consolidated Financial Statements.

(d)

In connection with the closing of the IPO, the Company effected a stock split pursuant to which each share held by the holder of common stock was reclassified into 25.4588 shares. All share and per share data have been retroactively restated to give effect to the stock split.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the “Selected Financial Data” section of this annual report and our consolidated financial statements and related notes appearing elsewhere in this annual report on Form 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements based on current expectations that involve risks, uncertainties and assumptions, such as our plans, objectives, expectations and intentions described in “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this annual report and included elsewhere in this annual report. Our actual results and the timing of events may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the “Risk Factors” section and included elsewhere in this annual report.

In this section and other parts of this Form 10-K, we refer to certain measures used for financial and operational decision making and as a means to evaluate period-to-period comparisons. We also may refer to a number of financial measures that are not defined under generally accepted accounting principles in the United States of America (“GAAP”), but have corresponding GAAP-based measures. Where non-GAAP measures appear, we provide tables reconciling these non-GAAP measures to their corresponding GAAP-based measures and make reference to a discussion of their use. We believe these measures provide useful information about operating results, enhance the overall understanding of past financial performance and future prospects, and allow for greater transparency with respect to key metrics used by management in its financial and operational decision making.

We operate on a 52- or 53-week fiscal year that ends on the Sunday that is closest to December 31 of that year. Each fiscal year generally is comprised of four 13-week fiscal quarters, although in the years with 53 weeks the fourth quarter represents a 14-week period. References to Fiscal 2015 relate to our 53-week fiscal year ended January 3, 2016. References to Fiscal 2014 and Fiscal 2013 relate to our 52-week fiscal years ended December 28, 2014 and December 29, 2013, respectively.

Overview

Fogo de Chão (fogo-dee-shoun) is a leading Brazilian steakhouse, or churrascaria, which has specialized for over 36 years in fire-roasting high-quality meats utilizing the centuries-old Southern Brazilian cooking technique of churrasco. We deliver a distinctive and authentic Brazilian dining experience through the combination of our high-quality Brazilian cuisine and our differentiated service model known as espeto corrido (Portuguese for “continuous service”) delivered by our gaucho chefs. We offer our guests a tasting menu of a variety of meats including beef, lamb, pork and chicken, simply seasoned and carefully fire-roasted to expose their natural flavors.

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

We believe we are in the early stages of our growth with 42 current restaurants, 31 in the US, including our newest restaurant that we opened in Naperville, Illinois in January 2016, 10 in Brazil and one in Mexico, our first joint venture restaurant. Based on internal analysis and a study prepared by an independent third party, we believe there exists a long-term growth potential for approximately 100 new domestic sites, with additional new restaurants internationally. We have a long track record of successful new restaurant development, having grown our restaurant count by a multiple of 10 since 2000, and at a 13.3% CAGR since 2010. While new restaurants are expected to be a key driver of our growth, we believe positive comparable restaurant sales growth and margin expansion through leveraging our infrastructure will also contribute to strong future growth.

Highlights and Trends

Restaurant Development

Restaurant openings reflect the number of new restaurants opened during a particular reporting period. We opened seven restaurants during Fiscal 2015, including our first joint venture restaurant in Mexico City, which opened in May 2015. We believe our international joint venture restaurants will allow us to expand our restaurant footprint with limited capital investment by us. Over the next three to five years, we plan to increase our company-owned restaurant count by at least 10% annually, with North America being our primary market for new restaurant development. In addition, over the next five years, we plan to open three to five new restaurants in Brazil. The actual number and timing of new restaurant openings is subject to a number of factors outside of the Company's control including, but not limited to, weather conditions and factors under the control of landlords, contractors and regulatory/licensing authorities.

	Fiscal Year
	2015	2014	2013
Restaurant Activity
Beginning of Period	34	31	27
Openings	7	3	4
Closings	—	—	—
Restaurants at end of period	41	34	31

2014 FIFA World Cup and Recent Events in Brazil

The 2014 World Cup (the “World Cup” or “2014 World Cup”) took place in Brazil from June 12 to July 13, 2014. The event positively impacted our operating results for Fiscal 2014 because our Brazil restaurants are located in cities that hosted World Cup matches. Of the 64 World Cup matches, 32 were hosted in cities where we operate. We estimate that the World Cup positively impacted revenue by approximately $5.0 million in Fiscal 2014, or approximately $3.4 million on a constant currency basis. Comparable restaurant sales for our Brazil restaurants grew approximately 11.4% for Fiscal 2014. Adjusting comparable restaurant sales to exclude the impact of the World Cup we estimate that comparable restaurant sales for our Brazil restaurants grew approximately 1.7% for Fiscal 2014. As a result of the impact the World Cup had on our 2014 results in Brazil, our comparable restaurant sales in Brazil were lower in Fiscal 2015 as compared to Fiscal 2014. As the World Cup is an important factor in understanding period-to-period comparisons, we adjusted certain results in this report to exclude the impact of this one-time event as we believe that, in addition to the reported results, the World Cup adjusted results help improve investors’ ability to understand our operating results and evaluate our performance in comparison to prior periods. World Cup adjusted results should be considered in addition to, not as a substitute for, results reported in accordance with GAAP and are not measures of performance presented in accordance with GAAP.

In March and April of 2015, a series of protests began in Brazil against the current government and its President. The initial protests occurred in cities throughout Brazil, including Rio de Janeiro and Sao Paolo, with an estimated number of protestors on March 15, 2015 of approximately one million. Protests continued throughout the remainder of March and into April. As a result of the protests, our restaurants in Brazil experienced reduced guest traffic in the second half of March 2015 and in April 2015. Additional protests occurred in many cities throughout Brazil on August 16, 2015, which resulted in a slight reduction in guest traffic. It is possible that further protests or other social unrest or political activity may occur in Brazil, which could impact our guest traffic, thereby affecting our revenue and net income.

We have experienced significant foreign currency impact during Fiscal 2015 due to fluctuations of the Brazilian Real relative to the US dollar. When the US dollar strengthens compared to the Brazilian Real, it has a negative impact on our Brazilian operating results upon translation of those results into US dollars for the purposes of consolidation. During Fiscal 2015, revenue was negatively impacted by $18.1 million from changes in the exchange rate. We anticipate continued foreign currency volatility in Fiscal 2016, with respect to the Brazilian Real.

Key Events

Initial Public Offering

On June 24, 2015, we completed our initial public offering ("IPO") of 5,073,528 shares of common stock at a price to the public of $20.00 per share, which included 661,764 shares of common stock sold to the underwriters pursuant to their option to purchase additional shares. After underwriters’ discounts and commissions and offering costs, we received net proceeds from the IPO of $91.3 million. Proceeds from the IPO, together with borrowings under our 2015 Credit Facility, were used to repay outstanding indebtedness under our 2012 Credit Facility.

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

As a result of the IPO, we terminated our Advisory Services Agreement with an affiliate of Thomas H. Lee Partners, L.P. (“THL”). Funds affiliated with THL hold approximately 79.5% of our outstanding common stock. We paid a one-time non-recurring payment of $7.5 million in connection with the termination of that agreement during the second quarter of Fiscal 2015.

While we have benefitted from savings on management fees that we incurred as a private company, these benefits have been offset by the incremental costs incurred as a public company such as legal, accounting, insurance and other compliance costs. We will continue to use our operating cash flows to fund capital expenditures to support restaurant growth, as well as to invest in our existing restaurants, infrastructure and information technology. See “Liquidity and Capital Resources.”

The financial impact of the IPO affects the comparability of our post-IPO financial performance to our pre-IPO financial performance.

2015 Credit Facility

Concurrently with the consummation of our IPO, we refinanced our 2012 Credit Facility and entered into a new $250.0 million revolving credit facility (the “2015 Credit Facility”). Loans under the 2015 Credit Facility bear interest at a base rate plus a margin ranging from 0.50% to 1.50% or at LIBOR plus a margin ranging from 1.50% to 2.50% and will mature in 2020. The 2015 Credit Facility contains customary affirmative, negative and financial covenants applicable to us and certain of our subsidiaries, including financial maintenance covenants requiring us to maintain a maximum Total Rent Adjusted Leverage Ratio and a minimum Interest Coverage Ratio (each as defined in the underlying credit facility agreement). Borrowings under the 2015 Credit Facility may vary significantly from time to time depending on our cash needs at any given time. Upon the consummation of our IPO we drew $165.0 million under the 2015 Credit Facility and used those borrowings, along with the net proceeds from our IPO, to repay the outstanding indebtedness under the 2012 Credit Facility. We recorded a loss of $6.0 million on the extinguishment of the 2012 Credit Facility during the second quarter of Fiscal 2015.

Stock Split

In connection with the closing of the IPO, we effected a stock split pursuant to which each share held by the holder of common stock was reclassified into 25.4588 shares. All share and per share data have been retroactively restated to give effect to the stock split.

Income Taxes

As a result of the IPO, and the subsequent use of proceeds to pay down debt, we reviewed our position on indefinite reinvestment of the Company’s Brazilian subsidiaries’ undistributed earnings pursuant to ASC 740-30-25 (formerly APB 23). Considering the significant reduction in debt service costs on a forward basis, along with our plan for future international growth, we determined that undistributed net earnings of our Brazilian subsidiaries would now be indefinitely reinvested in operations outside the US. As a result of the change in assertion, we reduced our deferred tax liabilities related to undistributed foreign earnings by $13.9 million as a discrete item in the second quarter of Fiscal 2015 and no longer provide for US income and additional foreign taxes related to undistributed net earnings of our Brazilian subsidiaries. If there is a change in assertion regarding indefinite reinvestment of undistributed earnings we would record a tax liability attributable to those undistributed earnings.

Additionally, as a result of the IPO and reduced debt service costs, the Company reviewed its valuation allowance and determined that it was more likely than not that it would be able to realize its net deferred tax assets without regard to deferred tax liabilities related to indefinite lived intangibles. The Company analyzed sources of positive and negative evidence in determining whether it would release its valuation allowance. Ultimately, historic cumulative earnings, coupled with the Company’s change in capital structure resulting from the IPO, led the Company to recognize its net deferred tax asset.

Investments in Human Capital to Support Growth

To support our future growth and improve our operations and management team, over the last three years we have made significant investment in personnel costs by adding 25 positions to our corporate team in executive positions and key functional areas and added local sales manager positions and assistant manager positions at the restaurant level.

Performance Indicators

In assessing the performance of our business, we consider a variety of performance and financial measures. The key measures for determining how our business is performing are the number of new restaurant openings, comparable restaurant sales, restaurant contribution and restaurant contribution margin and Adjusted EBITDA and Adjusted EBITDA margin.

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

Comparable Restaurant Sales

We consider a restaurant to be comparable during the first full fiscal quarter following the eighteenth full month of operations. We adjust the sales included in the comparable restaurant calculation for restaurant closures, primarily as a result of remodels, so that the periods will be comparable. Changes in comparable restaurant sales reflect changes in sales for the comparable group of restaurants over a specified period of time. Changes in comparable sales reflect changes in guest count trends as well as changes in average check per person, as described below. For Fiscal 2015, Fiscal 2014 and Fiscal 2013, there were 29, 27, and 25 restaurants, respectively, in our calculations of comparable restaurant sales. This measure highlights performance of existing restaurants, as the impact of new restaurant openings is excluded.

Average Check Per Person

Average check per person is calculated by dividing total comparable restaurant sales by comparable restaurant guest counts for a given time period. Average check per person is influenced by menu prices and menu mix. Management uses this indicator to analyze trends in guests’ preferences, the effectiveness of menu offerings and per guest expenditures.

Average Unit Volumes

We measure average unit volumes (“AUVs”) on an annual (52-week) basis. AUVs consist of the average sales of all restaurants that have been open for a trailing 52-week period or longer. We adjust the sales included in AUV calculations for restaurant closures. This measurement allows us to assess changes in consumer spending patterns at our restaurants and the overall performance of our restaurant base.

Guest Counts

Guest counts are measured by the number of entrées ordered at our restaurants over a given time period.

Restaurant Contribution and Restaurant Contribution Margin

Restaurant contribution is defined as revenue less restaurant operating costs (which include food and beverage costs, compensation and benefits costs and occupancy and certain other operating costs but exclude depreciation and amortization expense). Restaurant contribution margin is defined as restaurant contribution as a percentage of revenue. Restaurant contribution and restaurant contribution margin are supplemental measures of operating performance of our restaurants and our calculations thereof may not be comparable to those reported by other companies. Restaurant contribution and restaurant contribution margin are neither required by, nor presented in accordance with GAAP. Restaurant contribution and restaurant contribution margin have limitations as analytical tools, and you should not consider them in isolation or as substitutes for analysis of our results as reported under GAAP. A reconciliation of restaurant contribution to revenue for Fiscal 2015 compared to Fiscal 2014 is provided on page 49 and for Fiscal 2014 compared to Fiscal 2013 on page 52.

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

Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA is defined as net income before interest, taxes and depreciation and amortization plus the sum of certain operating and non-operating expenses, including pre-opening costs, losses on modifications and extinguishment of debt, equity-based compensation costs, management and consulting fees, retention agreement costs, IPO related costs, and other non-cash or similar adjustments. Adjusted EBITDA margin represents Adjusted EBITDA as a percentage of revenue. By monitoring and controlling our Adjusted EBITDA and Adjusted EBITDA margin, we can gauge the overall profitability of our company. Adjusted EBITDA and Adjusted EBITDA margin are supplemental measures of our performance that is neither required by, nor presented in accordance with, GAAP. Adjusted EBITDA and Adjusted EBITDA margin are not measurements of our financial performance under GAAP and should not be considered as an alternative to net income (loss), operating income or any other performance measures derived in accordance with GAAP or as an alternative to cash flows from operating activities as a measure of our liquidity. In addition, in evaluating Adjusted EBITDA and Adjusted EBITDA margin, you should be aware that in the future we will incur expenses or charges such as those added back to calculate Adjusted EBITDA. Our presentation of Adjusted EBITDA and Adjusted EBITDA margin should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

We believe Adjusted EBITDA and Adjusted EBITDA margin facilitate operating performance comparisons from period to period by isolating the effects of some items that vary from period to period without any correlation to core operating performance or that vary widely among similar companies. These potential differences may be caused by variations in capital structures (affecting interest expense), tax positions (such as the impact on periods or companies of changes in effective tax rates or net operating losses) and the age and book depreciation of facilities and equipment (affecting relative depreciation expense). We also present Adjusted EBITDA and Adjusted EBITDA margin because (i) we believe this measure is frequently used by securities analysts, investors and other interested parties to evaluate companies in our industry, (ii) we believe investors will find this measure useful in assessing our ability to service or incur indebtedness, and (iii) we use Adjusted EBITDA and Adjusted EBITDA margin internally as a benchmark to compare our performance to that of our competitors.

Adjusted EBITDA and Adjusted EBITDA margin have limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are (i) it does not reflect our cash expenditures, future requirements for capital expenditures or contractual commitments, (ii) it does not reflect changes in, or cash requirements for, our working capital needs, (iii) it does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debt, (iv) although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA and Adjusted EBITDA margin do not reflect any cash requirements for such replacements, (v) it does not adjust for all non-cash income or expense items that are reflected in our statements of cash flows, (vi) it does not reflect the impact of earnings or charges resulting from matters we consider not to be indicative of our ongoing operations, and (vii) other companies in our industry may calculate this measure differently than we do, limiting its usefulness as a comparative measure. A reconciliation of Adjusted EBITDA to net income is provided on page 53.

Significant Components of Our Results of Operations

Revenue

Revenue primarily consists of food and beverage sales, net of any employee meals and complimentary meals. Revenue is recognized when food and beverage products are sold at our restaurants net of any discounts. Revenue in a given period is directly influenced by the number of operating weeks in such period, the number of restaurants we operate and comparable restaurant sales growth. Proceeds from the sale of gift cards that do not have expiration dates are recorded as deferred revenue at the time of the sale and recognized as revenue when the gift card is redeemed by the holder. The portion of gift cards sold which are never redeemed is commonly referred to as gift card breakage. We recognize gift card breakage revenue for gift cards when the likelihood of redemption becomes remote and we determine there is no legal obligation to remit the value of the unredeemed gift cards to governmental agencies. Prior to the third quarter of Fiscal 2014, we did not recognize any breakage revenue because we did not have sufficient historical data to allow us to reasonably estimate a pattern of historical redemptions.

Food and Beverage Costs

Food and beverage costs include the direct costs associated with food, beverage and distribution of our menu items. We measure food and beverage costs by tracking the cost as a percentage of revenue. Food and beverage costs as a percentage of revenue are generally influenced by the cost of food and beverage items, distribution costs and sales mix. These components are variable in nature, increase with revenue, are subject to increases or decreases based on fluctuations in commodity costs, including beef, lamb, pork, chicken and seafood prices, and depend in part on the controls we have in place to manage costs at our restaurants.

Compensation and Benefit Costs

Compensation and benefits costs comprise restaurant and regional management salaries and bonuses, hourly staff payroll and other payroll-related expenses, including bonus expenses, equity-based compensation, vacation pay, payroll taxes, fringe benefits and health insurance expenses and are measured by tracking hourly and total labor as a percentage of revenue.

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

General and Administrative Costs

General and administrative costs are comprised of costs related to certain corporate and administrative functions that support development and restaurant operations. These expenses are generally fixed and reflect management, supervisory and staff salaries, employee benefits and bonuses, equity-based compensation, travel expense, information systems, training, corporate rent, professional and consulting fees, technology and market research. We measure general and administrative costs by tracking general and administrative costs as a percentage of revenue.

Pre-opening Costs

Pre-opening costs are costs incurred prior to, and directly associated with, opening a restaurant, and primarily consist of manager salaries, relocation costs, recruiting expenses, employee payroll and related training costs for new employees, including rehearsal of service activities, as well as straight-line lease costs incurred prior to opening. In addition, pre-opening costs include public relations costs incurred prior to opening. We typically start incurring pre-opening costs four months prior to opening and these costs tend to increase four weeks prior to opening as we begin training activities.

Depreciation and Amortization Expense

Depreciation and amortization expense includes depreciation of fixed assets and certain definite life intangible assets. We depreciate capitalized leasehold improvements over the shorter of the total expected lease term or their estimated useful life.

Income Tax Expense

Income tax expense depends on the statutory tax rates in the countries where we operate. Historically we have generated taxable income in the US and Brazil. Our provision includes federal, state and local, and foreign current and deferred income tax expense.

Segment Reporting

We operate our restaurants using a single restaurant concept and brand. Each restaurant under our single global brand operates with similar types of products and menu, providing a continuous service style, similar contracts, customers and employees, irrespective of location. We have identified two operating segments: US and Brazil, which is how we organize our restaurants for making operating decisions and assessing performance. Our joint venture in Mexico is included in the US for segment reporting purposes as the operations of the joint venture are monitored by the US segment management.

Results of Operations

The following tables summarize key components of our consolidated results of operations for the periods indicated, both in dollars and as a percentage of revenue:

Fiscal 2015 (53 Weeks) Compared to Fiscal 2014 (52 Weeks)

(dollars in thousands)

	Fiscal 2015		Fiscal 2014		Increase / (Decrease)
	Dollars	%(a)	Dollars	%(a)	Dollars	%(b)	%(c)
Revenue
US Restaurant	$227,073	83.5%	$199,131	76.0%	$27,942	14.0%	7.5%
Brazil Restaurant	44,425	16.4%	62,270	23.7%	(17,845)	(28.7%)	(7.3%)
Other	136	0.1%	879	0.3%	(743)	*	*
Total revenue	271,634	100.0%	262,280	100.0%	9,354	3.6%	*
Restaurant operating costs
Food and beverage costs	80,062	29.5%	78,330	29.9%	1,732	2.2%	(0.4%)
Compensation and benefit costs	60,224	22.1%	54,673	20.8%	5,551	10.2%	1.3%
Occupancy and other operating expenses (excluding depreciation and amortization)	46,153	17.0%	44,156	16.8%	1,997	4.5%	0.2%
Total restaurant operating costs	186,439	68.6%	177,159	67.5%	9,280	5.2%	1.1%
Marketing and advertising costs	6,618	2.4%	5,585	2.1%	1,033	18.5%	0.3%
General and administrative costs	32,566	12.0%	21,419	8.2%	11,147	52.0%	3.8%
Pre-opening costs	4,858	1.8%	1,951	0.7%	2,907	149.0%	1.1%
Loss on extinguishment/modification of debt	5,991	2.2%	3,090	1.2%	2,901	93.9%	1.0%
Depreciation and amortization	12,471	4.6%	11,638	4.4%	833	7.2%	0.2%
Other operating (income) expense, net	(291)	(0.1%)	46	0.1%	337	*	0.2%
Total costs and expenses	248,652	91.5%	220,888	84.2%	27,764	12.6%	7.3%
Income from operations	22,982	8.5%	41,392	15.8%	(18,410)	(44.5%)	(7.3%)
Other income (expense):
Interest expense, net	(9,975)	(3.7%)	(17,937)	(6.8%)	(7,962)	(44.4%)	(3.1%)
Interest income	856	0.3%	816	0.3%	40	4.9%	0.0%
Other income (expense), net	(34)	0.0%	(7)	0.0%	27	*	0.0%
Total other income (expense), net	(9,153)	(3.4%)	(17,128)	(6.5%)	(7,975)	(46.6%)	(3.1%)
Income before income taxes	13,829	5.1%	24,264	9.3%	(10,435)	(43.0%)	(4.2%)
Income tax expense (benefit)	(14,168)	(5.2%)	6,991	2.7%	(21,159)	*	(7.9%)
Net income	27,997	10.3%	17,273	6.6%	10,724	62.1%	3.7%
Less: Income (loss) attributable to noncontrolling interest	132	0.0%	(282)	(0.1%)	*	*	*
Net income attributable to Fogo de Chão, Inc.	$27,865	10.3%	$17,555	6.7%	$10,310	58.7%	3.6%

(a)	Calculated as a percentage of total revenue.
(b)	Calculated percentage increase / (decrease) in dollars.
(c)	Calculated increase / (decrease) in percentage of total revenue.
*	Not meaningful.

Revenue

Total revenue increased $9.4 million, or 3.6%, for Fiscal 2015, primarily due to the 53rd week impact of $6.8 million and a $21.3 million increase in revenue from new restaurants opened in Fiscal 2014 and Fiscal 2015, offset by a negative foreign exchange impact of $18.1 million and a $0.7 million decrease in other revenue. Total comparable restaurant sales decreased 7.2% due to the 2014 World Cup benefit.

US restaurant revenue increased $27.9 million, or 14.0%, primarily due to a $18.3 million increase in revenue from new restaurants opened in Fiscal 2014 and Fiscal 2015, the 53rd week impact of $6.0 million and US comparable restaurant sales increase of 2.7%, primarily driven by an increase in guest traffic as a result of opening for lunch on Sunday nationwide beginning in May 2015.

Brazil restaurant revenue decreased $17.8 million, or 28.7%, primarily due to a negative foreign exchange impact of $18.1 million and a 8.8% decrease in comparable restaurant sales due to the 2014 World Cup benefit, offset by the 53rd week impact of $0.8 million and a $3.0 million increase in revenue from new restaurants opened in Fiscal 2014 and Fiscal 2015. On a constant currency and World Cup adjusted basis Brazil revenue increased 9.0%.

Other revenue includes gift card breakage revenue recognized by our US operating segment during Fiscal 2015 and Fiscal 2014 related to gift cards whose likelihood of redemption was determined to be remote.

Food and Beverage Costs

Food and beverage costs increased $1.7 million, or 2.2%, for Fiscal 2015, primarily due to a $6.1 million increase in food and beverage costs from non-comparable restaurants, partially offset by a positive foreign exchange impact of $6.2 million and a 53rd week impact of $1.8 million. As a percentage of total revenue, total food and beverage costs decreased from 29.9% to 29.5%, primarily due to initiatives to reduce waste and introduce lower cost seasonal menu offerings.

Compensation and Benefit Costs

Compensation and benefit costs increased $5.6 million, or 10.2%, for Fiscal 2015, primarily due to a $4.7 million increase in non-comparable restaurant labor expenses, plus a $1.4 million increase in share-based compensation expense, primarily due to the recognition of equity-based awards that were granted in 2012 through 2015 which had liquidity vesting conditions that were satisfied by the IPO, triggering the recognition of cumulative share-based compensation during the second quarter of Fiscal 2015. Benefits cost including workers’ compensation and healthcare claims costs increased by $1.9 million in Fiscal 2015. These increases were offset by a foreign exchange impact of $2.4 million. As a percentage of total revenue, total compensation and benefits costs increased from 20.8% to 22.1%, primarily as a result of share-based compensation triggered by the IPO and reduced leverage on lower revenue in Brazil due to the 2014 World Cup benefit.

Occupancy and Other Operating Expenses

Occupancy and other operating expenses increased $2.0 million, or 4.5%, for Fiscal 2015, primarily due to a $3.7 million increase in non-comparable restaurant expense and $0.3 million increase in real estate taxes and insurance, partially offset by a positive foreign exchange impact of $3.0 million. As a percentage of total revenue, total occupancy and other operating costs increased from 16.8% to 17.0% primarily due to increased occupancy costs for rent, CAM, taxes and insurance in the US and reduced leverage on lower revenue in Brazil due to the 2014 World Cup benefit.

Marketing and Advertising Costs

Marketing and advertising costs increased $1.0 million, or 18.5%, for Fiscal 2015, primarily due to a planned increase in advertising spend on digital marketing. As a percentage of total revenue, marketing and advertising costs increased from 2.1% to 2.4%.

General and Administrative Costs

General and administrative costs increased $11.1 million, or 52.0%, for Fiscal 2015, primarily due to a $4.6 million increase in share-based compensation primarily due to equity-based awards that were granted in 2012 through 2015 which had liquidity vesting conditions that were satisfied by the IPO triggering the recognition of cumulative share-based compensation during the second quarter of Fiscal 2015 and a $7.5 million charge for the termination of the Advisory Services Agreement with an affiliate of THL in connection with the IPO. These increases were offset by positive foreign exchange impact of $0.9 million. As a percentage of total revenue, general and administrative costs increased from 8.2% to 12.0%.

Pre-opening Costs

Pre-opening costs increased $2.9 million to $4.9 million for Fiscal 2015. We opened seven restaurants during Fiscal 2015 and had an additional restaurant under construction during the fourth quarter of Fiscal 2015 that opened in January 2016, compared to three openings during Fiscal 2014.

Loss on Modification of Debt

On June 24, 2015 we paid-off our 2012 Credit Facility with the proceeds from the IPO plus proceeds from the 2015 Credit Facility. As a result, we wrote off unamortized loan costs and unamortized original issue discounts, and paid a pre-payment penalty of $0.3 million for a total loss on the extinguishment of $6.0 million. We had previously refinanced the 2012 Credit Facility in April 2014 to obtain a reduced interest rate and recorded a $3.1 million loss on the modification.

Interest Expense

Interest expense, net of capitalized interest, decreased $8.0 million, or 44.4%, for Fiscal 2015, due to a reduction in the average outstanding principal balance owed and a reduction in interest rates due to using the proceeds of the IPO to pay down the 2012 Credit Facility. The IPO and subsequent payoff of the 2012 Credit Facility was completed on June 24, 2015. As a percentage of total revenue, interest expense, net of capitalized interest decreased from 6.8% to 3.7%.

Income Tax Expense (Benefit)

During Fiscal 2015 we recorded an income tax benefit of $14.2 million primarily due to the reversal of $13.9 million in deferred tax liabilities. During the second quarter of Fiscal 2015, we determined that undistributed net earnings of our Brazilian subsidiaries would now be indefinitely reinvested in operations outside the US. As a result of our change in assertion, we reduced our deferred tax liabilities attributable to those unremitted earnings and no longer provide for US income and additional foreign taxes related to the undistributed earnings of our Brazilian subsidiaries. Additionally, the Company determined that it would realize its net deferred tax asset and as such, released its valuation allowance of $2.8 million in the second quarter of Fiscal 2015.

Restaurant Contribution

(dollars in thousands)

	Fiscal 2015		Fiscal 2014		Increase / (Decrease)
	Dollars	%(a)	Dollars	%(a)	Dollars	%(b)	%(c)
Revenue
US Restaurant	$227,073	83.5%	$199,131	76.0%	$27,942	14.0%	7.5%
Brazil Restaurant	44,425	16.4%	62,270	23.7%	(17,845)	(28.7%)	(7.3%)
Other	136	0.1%	879	0.3%	(743)	*	*
Total revenue	$271,634	100.0%	$262,280	100.0%	$9,354	3.6%	*
Restaurant operating costs
US	$156,558	68.9%	$137,007	68.8%	$19,551	14.3%	0.1%
Brazil	29,881	67.3%	40,152	64.5%	(10,271)	(25.6%)	2.8%
Total restaurant operating costs	$186,439	68.6%	$177,159	67.5%	$9,280	5.2%	1.1%
Restaurant contribution
US	$70,515	31.1%	$62,124	31.2%	$8,391	13.5%	(0.1%)
Brazil	14,544	32.7%	22,118	35.5%	(7,574)	(34.2%)	(2.8%)
Other	136	*	879	*	(743)	*	*
Total restaurant contribution	$85,195	31.4%	$85,121	32.5%	$74	0.1%	(1.1%)

(a)	Calculated as a percentage of total revenue or segment revenue where applicable.
(b)	Calculated percentage increase / (decrease) in dollars.
(c)	Calculated increase / (decrease) in percentage of total revenue or segment revenue where applicable.
*	Not meaningful.

Total restaurant contribution increased $0.1 million, or 0.1%, for Fiscal 2015. As a percentage of revenue, total restaurant contribution decreased from 32.5% to 31.4% due to reduced leverage on lower revenue due to lapping the 2014 World Cup.

As a percentage of US restaurant revenue, contribution margin decreased 0.1% from 31.2% to 31.1%, due to a 0.1% decrease in food and beverage costs, a 0.2% decrease in occupancy and other operating expenses due to leverage on higher revenue, offset by a 0.4% increase in compensation and benefit costs attributable to the recognition of share-based compensation triggered by the IPO.

As a percentage of Brazil restaurant revenue, contribution margin decreased 2.8% from 35.5% to 32.7%, due to a 0.2% increase in food and beverage costs, a 1.1% increase in compensation and benefit costs due to reduced leverage on lower revenue due to lapping the 2014 World Cup, and a 1.5% increase in occupancy and other operating expenses due to reduced leverage on lower revenue due to lapping the 2014 World Cup.

Other revenue includes gift card breakage revenue recognized by our US operating segment related to gift cards whose likelihood of redemption was determined to be remote.

Fiscal 2014 (52 Weeks) Compared to Fiscal 2013 (52 Weeks)

(dollars in thousands)

	Fiscal 2014		Fiscal 2013		Increase / (Decrease)
	Dollars	%(a)	Dollars	%(a)	Dollars	%(b)	%(c)
Revenue
U.S. Restaurant	$199,131	76.0%	$162,442	74.1%	$36,689	22.6%	1.9%
Brazil Restaurant	62,270	23.7%	56,797	25.9%	5,473	9.6%	(2.2%)
Other	879	0.3%	—	—	879	*	*
Total revenue	262,280	100.0%	219,239	100.0%	43,041	19.6%	*
Restaurant operating costs
Food and beverage costs	78,330	29.9%	67,002	30.6%	11,328	16.9%	(0.7%)
Compensation and benefit costs	54,673	20.8%	46,860	21.4%	7,813	16.7%	(0.6%)
Occupancy and other operating expenses (excluding depreciation and amortization)	44,156	16.8%	36,703	16.7%	7,453	20.3%	0.1%
Total restaurant operating costs	177,159	67.5%	150,565	68.7%	26,594	17.7%	(1.2%)
Marketing and advertising costs	5,585	2.1%	6,188	2.8%	(603)	(9.7%)	(0.7%)
General and administrative costs	21,419	8.2%	18,239	8.3%	3,180	17.4%	(0.1%)
Pre-opening costs	1,951	0.7%	4,764	2.2%	(2,813)	(59.0%)	(1.5%)
Loss on extinguishment/modification of debt	3,090	1.2%	6,875	3.2%	(3,785)	(55.1%)	(2.0%)
Depreciation and amortization	11,638	4.4%	8,989	4.1%	2,649	29.5%	0.3%
Other operating (income) expense, net	46	0.1%	(371)	(0.2%)	(417)	*	(0.3%)
Total costs and expenses	220,888	84.2%	195,249	89.1%	25,639	13.1%	(4.9%)
Income from operations	41,392	15.8%	23,990	10.9%	17,402	72.5%	4.9%
Other income (expense):
Interest expense, net	(17,937)	(6.8%)	(22,862)	(10.4%)	(4,925)	(21.5%)	(3.6%)
Interest income	816	0.3%	508	0.2%	308	60.6%	0.1%
Other income (expense), net	(7)	0.0%	(101)	0.0%	(94)	*	0.0%
Total other income (expense), net	(17,128)	(6.5%)	(22,455)	(10.2%)	(5,327)	(23.7%)	(3.7%)
Income before income taxes	24,264	9.3%	1,535	0.7%	22,729	*	8.6%
Income tax expense	6,991	2.7%	2,472	1.1%	4,519	*	1.6%
Net income (loss)	17,273	6.6%	(937)	(0.4%)	18,210	*	7.0%
Less: Loss attributable to noncontrolling interest	(282)	(0.1%)	—	0.0%	*	*	*
Net income (loss) attributable to Fogo de Chão, Inc.	$17,555	6.7%	$(937)	(0.4%)	$18,492	*	*

(a)	Calculated as a percentage of total revenue.
(b)	Calculated percentage increase / (decrease) in dollars.
(c)	Calculated increase / (decrease) in percentage of total revenue.
*	Not meaningful.

Revenue

Total revenue increased $43.0 million, or 19.6%, for Fiscal 2014, primarily due to a $36.9 million increase in non-comparable restaurant sales for new restaurants opened in 2013 and 2014. Total comparable restaurant sales increased 4.9%, primarily driven by an increase in average check and guest traffic.

US restaurant revenue increased $36.7 million, or 22.6%, primarily due to increased non-comparable restaurant sales of $32.3 million and US comparable restaurant sales increase of 2.9%, primarily driven by an increase in average check and guest traffic.

Brazil restaurant revenue increased $5.5 million, or 9.6%, primarily due to increased comparable restaurant sales of 11.4% attributable to an increase in average check and guest traffic due to the 2014 World Cup in Brazil, an increase in non-comparable restaurant sales of $4.6 million, partially offset by a negative foreign exchange impact of $5.0 million.

Other revenue includes gift card breakage revenue recognized by our US operating segment during Fiscal 2014 related to gift cards whose likelihood of redemption was determined to be remote. Prior to the third quarter of Fiscal 2014, we did not recognize any breakage revenue because we did not have sufficient historical data to allow us to reasonably estimate a pattern of historical redemptions.

Food and Beverage Costs

Food and beverage costs increased $11.3 million, or 16.9%, for Fiscal 2014, primarily due to a $10.5 million increase in food and beverage costs from non-comparable restaurants. As a percentage of total revenue, total food and beverage costs decreased from 30.6% to 29.9%, due to favorable pricing on beef contracts executed in 2014 as well as management’s focus on waste reduction and production efficiencies.

Compensation and Benefit Costs

Compensation and benefit costs increased $7.8 million, or 16.7%, for Fiscal 2014, primarily due to a $9.5 million increase in non-comparable restaurant labor expense, offset by a $0.4 million decrease in group health insurance and a positive foreign exchange impact of $0.7 million. As a percentage of total revenue, total compensation and benefits costs decreased from 21.4% to 20.8%, due to improved labor productivity and a reduction in benefits expense, and leverage on higher revenue at our comparable restaurants.

Occupancy and Other Operating Expenses

Occupancy and other operating expenses increased $7.5 million, or 20.3%, for Fiscal 2014, primarily due to a $7.1 million increase in non-comparable restaurant expense. As a percentage of total revenue, total occupancy and other operating costs increased from 16.7% to 16.8%, primarily due to increased rent as a percentage of revenue attributable to new restaurants partially offset by leverage on higher revenue at our comparable restaurants.

Marketing and Advertising Costs

Marketing and advertising costs decreased $0.6 million, or 9.7%, for Fiscal 2014. As a percentage of total revenue, marketing and advertising costs decreased from 2.8% to 2.1% primarily due to a reduction in national television spend during the fourth quarter of Fiscal 2014 compared to Fiscal 2013, as we focused on optimizing our marketing spend across various media.

General and Administrative Costs

General and administrative costs increased $3.2 million, or 17.4%, for Fiscal 2014, due to a $1.6 million increase in compensation expense due to hiring additional corporate resources to enhance key functional areas and support future growth. As a percentage of total revenue, general and administrative costs decreased from 8.3% to 8.2% as revenue growth exceeded our fixed base of general and administrative costs despite our continued investments in personnel to support future growth and increased legal and travel expenses associated with establishing our joint ventures.

Pre-opening Costs

Pre-opening costs decreased $2.8 million to $2.0 million for Fiscal 2014, due to three restaurants incurring pre-opening costs during Fiscal 2014 versus five restaurants in Fiscal 2013.

Loss on Extinguishment / Modification of Debt

Loss on modification of debt was $3.1 million and $6.9 million in Fiscal 2014 and Fiscal 2013, respectively, due to non-cash charges related to the refinancing of our 2012 Credit Facility.

Interest Expense

Interest expense, net of capitalized interest, decreased $4.9 million, or 21.5%, for Fiscal 2014, primarily due to a reduction in interest rates on our 2012 Credit Facility resulting from the modification of that facility in April 2014.

Income Tax Expense

Income tax expense increased $4.5 million to $7.0 million for Fiscal 2014, due to an increase in net income before income taxes of $22.7 million, offset by a reduction in the valuation allowance of $1.7 million in Fiscal 2014.

During Fiscal 2014, we identified errors of $0.6 million in consolidated income tax expense for Fiscal 2013, and $0.6 million in consolidated comprehensive loss for the period from May 24, 2012 to December 30, 2012. The errors related to accounting entries made in connection with deferred tax assets recorded on cumulative translation adjustments in Fiscal 2012, and the subsequent recording of a valuation allowance on such adjustments in Fiscal 2013.The Company corrected these errors in the fourth quarter of Fiscal 2014, which had an effect of reducing income tax expense by $0.6 million, and reducing other comprehensive income by $0.6 million for Fiscal 2014.

Restaurant Contribution

(dollars in thousands)

	Fiscal 2014		Fiscal 2013
	Dollars	%(a)	Dollars	%(a)	Dollars	%(b)	%(c)
Revenue
U.S. Restaurant	$199,131	76.0%	$162,442	74.1%	$36,689	22.6%	1.9%
Brazil Restaurant	62,270	23.7%	56,797	25.9%	5,473	9.6%	(2.2%)
Other	879	0.3%	—	0.0%	879	*	*
Total revenue	$262,280	100.0%	$219,239	100.0%	$43,041	19.6%	*
Restaurant operating costs
U.S.	$137,007	68.8%	$113,111	69.6%	$23,896	21.1%	(0.8%)
Brazil	40,152	64.5%	37,454	65.9%	2,698	7.2%	(1.4%)
Total restaurant operating costs	$177,159	67.5%	$150,565	68.7%	$26,594	17.7%	(1.2%)
Restaurant contribution
U.S.	$62,124	31.2%	$49,331	30.4%	$12,793	25.9%	0.8%
Brazil	22,118	35.5%	19,343	34.1%	2,775	14.3%	1.4%
Other	879	*	—	*	*	*	*
Total restaurant contribution	$85,121	32.5%	$68,674	31.3%	$16,447	23.9%	1.2%

(a)	Calculated as a percentage of total revenue or segment revenue where applicable.
(b)	Calculated percentage increase / (decrease) in dollars.
(c)	Calculated increase / (decrease) in percentage of total revenue or segment revenue where applicable.
*	Not meaningful.

Total restaurant contribution increased $16.4 million, or 23.9%, for Fiscal 2014, primarily due to a $9.8 million increase in contribution from new restaurants opened since the end of the prior period and the full period of operation of restaurants opened in the prior period. As a percentage of revenue, total restaurant contribution increased from 31.3% to 32.5%.

As a percentage of US restaurant revenue, contribution margin increased 0.8% from 30.4% to 31.2%, due to a 0.7% reduction in food and beverage costs due to favorable pricing on beef contracts executed in Fiscal 2014, management’s focus on waste reduction and a 0.6% reduction in compensation and benefit costs due to increased labor productivity, partially offset by a 0.5% increase in occupancy and other operating expenses attributable to the new restaurants noted above.

As a percentage of Brazil restaurant revenue, contribution margin improved 1.4% from 34.1% to 35.5%, due to a 1.0% reduction in compensation and benefit costs and a 0.7% reduction in occupancy and other operating expenses due to leverage on higher revenue at our comparable restaurants for labor and operating expenses, offset by commodity increases on our food and beverage costs.

Other revenue includes gift card breakage revenue recognized by our US operating segment during Fiscal 2014 related to gift cards whose likelihood of redemption was determined to be remote. Prior to the third quarter of Fiscal 2014, we did not recognize any breakage revenue because we did not have sufficient historical data to allow us to reasonably estimate a pattern of historical redemptions.

Adjusted EBITDA

The following table sets forth the reconciliation of Adjusted EBITDA to net income attributable to Fogo de Chão, Inc. (dollars in thousands).

	Fiscal 2015	Fiscal 2014	Fiscal 2013
Net income (loss) attributable to Fogo de Chão, Inc.	$27,865	$17,555	$(937)
Depreciation and amortization expense(a)	12,302	11,638	8,989
Interest expense, net	9,975	17,937	22,862
Interest income	(856)	(816)	(508)
Income tax expense (benefit)(b)	(14,229)	6,991	2,472
EBITDA	35,057	53,305	32,878
Pre-opening costs(c)	4,560	1,717	4,764
Loss on extinguishment/modification of debt(d)	5,991	3,090	6,875
Share-based compensation(e)	6,792	765	1,364
Management and consulting fees(f)	8,137	859	2,524
Retention agreement payments(g)	1,042	1,250	1,250
IPO related expenses(h)	782	1,666	—
Non-cash adjustments(i)	820	667	708
Adjusted EBITDA	$63,181	$63,319	$50,363

(a)	For Fiscal 2015, excludes $0.2 million of depreciation expense attributable to our joint venture in Mexico.
(b)	For Fiscal 2015, excludes $0.1 million of income tax expense attributable to our joint venture in Mexico.
(c)

For Fiscal 2015, excludes $0.3 million of pre-opening costs incurred by our joint venture in Mexico. For Fiscal 2014, excludes $0.2 million of pre-opening costs incurred by our joint venture in Mexico.

(d)

Consists primarily of non-cash charges resulting from the extinguishment/modification of our credit facilities. For Fiscal 2015, includes $0.3 million pre-payment premium and $0.1 million in legal and other expenses we paid in connection with the termination of our 2012 Credit Facility. See Note 11 to the Consolidated Financial Statements.

(e)

For Fiscal 2015, includes $5.7 million of compensation expense recognized upon the closing of the IPO attributable to the vesting of stock options. See Note 12 to the Consolidated Financial Statements.

(f)

Consists primarily of payments to an affiliate of THL and advisors engaged by an affiliate of THL for advisory and consulting services. For Fiscal 2015, includes the $7.5 million fee paid to an affiliate of THL as a result of the termination of the advisory services agreement with that affiliate. See Note 19 to the Consolidated Financial Statements.

(g)	Consists of cash payments to our regional managers pursuant to retention and non-compete agreements executed in 2012. The final payments under these agreements were paid in October 2015.
(h)

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

(i)	Consists of non-cash portion of straight-line rent expense.

Supplemental Selected Constant Currency Information

As exchange rates are an important factor in understanding period-to-period comparisons, we believe the presentation of certain results on a constant currency basis in addition to reported results helps improve investors’ ability to understand our operating results and evaluate our performance in comparison to prior periods. Constant currency information compares results between periods as if exchange rates had remained constant period-over-period. We use results on a constant currency basis as one measure to evaluate our performance. We calculate constant currency by retranslating results across all prior periods presented using a derived exchange rate for the most current year periods presented based on actual results. The tables set forth below calculate constant currency at a foreign currency exchange rate of 3.3294 Brazilian reais to 1 US dollar, which represents the derived exchange rates for Fiscal 2015, calculated as explained above. These results should be considered in addition to, not as a substitute for, results reported in accordance with GAAP. Results on a constant currency basis, as we present them, may not be comparable to similarly titled measures used by other companies and are not measures of performance presented in accordance with GAAP.

	Fiscal 2015	Fiscal 2014	Fiscal 2013
	(dollars in thousands)
Revenue as reported	$271,634	$262,280	$219,239
Effect of foreign currency	—	(18,135)	(20,065)
Revenue at constant currency	$271,634	$244,145	$199,174

Adjusted EBITDA	$63,181	$63,319	$50,363
Effect of foreign currency	—	(5,128)	(5,194)
Adjusted EBITDA at constant currency	$63,181	$58,191	$45,169
Adjusted EBITDA margin at constant currency	23.3%	23.8%	22.7%

Restaurant contribution	$85,195	$85,121	$68,674
Effect of foreign currency	—	(6,534)	(6,835)
Restaurant contribution at constant currency	$85,195	$78,587	$61,839
Restaurant contribution margin at constant currency	31.4%	32.2%	31.0%

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

Brazilian operations are typically funded from cash generated within Brazil. Our US operations are typically funded from cash generated in the US. As of January 3, 2016, we had $24.9 million in cash and cash equivalents, of which $11.1 million was held by our Brazilian subsidiaries. We consider the undistributed net earnings of our Brazilian subsidiaries as of January 3, 2016 to be indefinitely reinvested and we expect the undistributed net earnings of our Brazilian subsidiaries to continue to be indefinitely reinvested. Accordingly, no provision for US income and additional foreign taxes has been recorded on the aggregate undistributed earnings of our Brazilian subsidiaries of $33.4 million as of January 3, 2016. If there is a change in assertion regarding indefinite reinvestment of undistributed earnings we would record a tax liability attributable to those undistributed earnings of approximately $11.8 million. There are no known restrictions that would prohibit the repatriation of the cash and cash equivalents of our Brazilian subsidiaries.

We intend to spend approximately $31.0 million to $35.0 million in 2016 on capital expenditures, including approximately $25.0 million to $28.0 million for new restaurant development and approximately $2.0 million to $4.0 million on opportunistic restaurant remodeling.

At January 3, 2016, our working capital deficit (excluding cash and cash equivalents) was $11.2 million and our cash and cash equivalents were $24.9 million. We believe that our cash from operations and borrowings under our 2015 Credit Facility will be adequate to meet our liquidity needs and capital expenditure requirements for at least the next 12 months. In addition, we may make discretionary capital improvements with respect to our restaurants or systems such as our planned opportunistic restaurant remodel program, which we could fund through the issuance of debt or equity securities or other external financing sources to the extent we were unable to fund such capital expenditures out of our cash from operations.

The following table presents the primary components of net cash flows provided by and used in operating, investing and financing activities for the periods indicated.

	Fiscal 2015	Restated(a) Fiscal 2014	Fiscal 2013
Net cash provided by (used in)
Operating activities	$37,361	$42,108	$32,438
Investing activities	(35,423)	(25,503)	(29,642)
Financing activities	5,834	(11,965)	4,421
Effect of foreign exchange	(2,240)	(1,263)	(789)
Net increase in cash	$5,532	$3,377	$6,428
(a)	The consolidated statement of cash flows for Fiscal 2014 was restated to correct classification errors. See Note 2 to the Consolidated Financial Statements.

Operating Activities

Net cash provided by operating activities decreased by $4.7 million to $37.4 million for Fiscal 2015, from net cash flows used in operating activities of $42.1 million for Fiscal 2014. The decrease is primarily due to a $7.5 million fee paid to an affiliate of THL as a result of the termination of the advisory services agreement with that affiliate and a $2.9 million increase in pre-opening expenses, all offset by a $4.1 million decrease in cash paid for interest and a $0.6 million decrease in cash paid for income taxes.

For Fiscal 2014, compared to Fiscal 2013, net cash provided by operating activities increased by $9.7 million primarily due to an increase in net income of $18.2 million, partially offset by the refinancing of our 2012 Credit Facility in April 2014 resulted in payment of all accrued liabilities thereunder.

Investing Activities

For Fiscal 2015, compared to Fiscal 2014, cash used in investing activities increased by $9.9 million primarily due to timing of capital expenditures related to new restaurant construction.

For Fiscal 2014, compared to Fiscal 2013, cash used in investing activities decreased by $4.1 million primarily due to timing of capital expenditures related to new restaurant construction.

Financing Activities

Net cash flows provided by financing activities increased $17.8 million, from $12.0 million net cash flows used in financing activities for Fiscal 2014, to $5.8 million net cash provided by financing activities for Fiscal 2015, primarily due to net proceeds from the sale of common stock during the IPO as well as proceeds from the draw on the 2015 Credit Facility, all offset by principal payments to extinguish the 2012 Credit Facility.

For Fiscal 2014, compared to Fiscal 2013, cash used in financing activities increased by $16.4 million primarily due to repayments on the revolving line of credit under our 2012 Credit Facility.

2015 Credit Facility

On June 24, 2015, in connection with the closing of the IPO, we refinanced our 2012 Credit Facility and entered into the 2015 Credit Facility. Upon the closing of the IPO, we drew $165.0 million on the 2015 Credit Facility and used those borrowings, along with the net proceeds from the IPO, to repay the outstanding debt under the 2012 Credit Facility.

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

As of January 3, 2016, we had five letters of credit outstanding for a total of $2.4 million and $82.6 million of available borrowing capacity under the 2015 Credit Facility.

Contractual Obligations

Leases

We lease certain restaurant locations, storage spaces, buildings and equipment under non-cancelable operating leases. Our restaurant leases generally have initial terms of between 10 and 20 years, and generally can be extended only in five-year increments. Our leases expire at various dates between 2016 and 2033, excluding extensions at our option. Some of our restaurant leases include renewal options and certain of our leases include rent escalation clauses, rent abatements and leasehold rental incentives, none of which are reflected in the following table. Some of our leases also include contingent rental payments based on sales volume, the impact of which also are not reflected in the following table.

The following table summarizes our contractual arrangements at January 3, 2016 on actual basis and the timing and effect that such commitments are expected to have on our liquidity and cash flows in future periods:

	Payments due by Fiscal Year
	Total	Less than 1 Year	2-3 Years	4-5 Years	More than 5 Years
Contractual Obligations
Long-term debt obligations(a)	$165,000	$—	$—	$165,000	$—
Scheduled interest payments(b)	25,209	4,856	10,967	9,386	—
Operating lease (minimum rent)(c)	174,838	17,920	34,548	30,168	92,202
Total payments	$365,047	$22,776	$45,515	$204,554	$92,202

(a)	Our 2015 Credit Facility does not require principal payments on any outstanding balance until June 24, 2020.
(b)

The table above assumes an interest rate of 3-month LIBOR plus a spread of 1.75% on our 2015 Credit Facility with an annual increase of 25 bps, plus annual administrative agent fees and fees incurred on the unused portion of the 2015 Credit Facility.

(c)

Future minimum lease payments attributable to locations in Brazil and Mexico, which will be made in the functional currency of the respective countries, have been estimated using the period-end currency exchange rate.

Off-Balance Sheet Arrangements

We enter into standby letters of credit to secure certain of our obligations, including insurance programs and lease obligations. As of January 3, 2016, letters of credit and letters of guaranty totaling $2.4 million have been issued. Other than these standby letters of credit, we do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. In addition, we have not entered into any derivative contracts or synthetic leases.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and consolidated results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions, such as the valuation of long-lived, definite and indefinite-lived assets, estimated useful lives of assets, the reasonably assured lease terms of operating leases, valuation of the workers’ compensation and Company-sponsored employee health insurance program liabilities, the fair value of share-based compensation, and deferred tax valuation allowances, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

We believe that the following critical accounting policies affect our more significant estimates and judgments used in the preparation of our consolidated financial statements:

Insurance Reserves

Beginning in Fiscal 2013, the Company self-insured for certain losses related to workers’ compensation claims and Company-sponsored employee health insurance programs. We estimate the accrued liabilities for all self-insurance programs at the end of each reporting period. Our estimate is based on a number of assumptions and factors, including historical trends and actuarial assumptions. During the fourth quarter of Fiscal 2015, we engaged a third party actuary to assist us in estimating our liability for our workers’ compensation claims.  We elected to accrue the estimated liability for workers’ compensation claims discounted based on the cash flow estimates provided by the actuary. Prior to the fourth quarter of Fiscal 2015 we did not discount the estimated liability for workers’ compensation claims. The discount on the estimated liability for workers’ compensation claims as of January 3, 2016 is approximately $0.1 million. We believe that applying a discount to the estimated future cash flows provided by the actuarial analysis results in a more accurate estimate of the liability. The estimated liability for all other self-insurance programs is not discounted. The estimated liability for workers’ compensation claims was $1.6 million as of January 3, 2016. The estimated liability for all other self-insurance programs was $0.3 million as of January 3, 2016.

Impairment of Long-Lived Assets

We review property and equipment and definite-lived intangible assets for impairment when events or circumstances indicate these assets may not be recoverable. Factors considered include, significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the overall business and significant negative industry or economic trends. Recoverability is assessed by comparing the carrying value of the asset to the undiscounted cash flows expected to be generated by the asset. If impairment exists, the amount of impairment is measured as the excess of the carrying amount over the estimated fair value, as determined by each location’s projected future discounted cash flows. This assessment process requires the use of estimates and assumptions regarding future cash flows and estimated useful lives, which are subject to a significant degree of judgment. If these assumptions change in the future, we may be required to record impairment charges for these assets. We have not recorded any impairment related to long-lived assets in any of the periods presented.

Goodwill

Goodwill represents the excess of the purchase price of an acquired business over the fair value of the assets acquired and liabilities assumed resulting from the acquisition. Goodwill is not amortized. We test our goodwill annually for impairment during the fourth quarter, or more frequently should an event occur or circumstances indicate that the carrying amount may be impaired. Such events or circumstances may be a significant change in business climate, economic and industry trends, legal factors, negative operating performance indicators, significant competition, changes in strategy or disposition of a reporting unit or a portion thereof. We have identified two reporting units, the US and Brazil, based on the geography of the Company’s operations to which goodwill is attributable. The impairment evaluation is conducted annually using a two-step process. In the first step, the fair value of each reporting unit is compared with the carrying amount of the reporting unit, including goodwill. The estimated fair value of the reporting unit is determined on the basis of discounted future cash flows. If the estimated fair value of the reporting unit is less than the carrying amount of the reporting unit, then a second step must be completed in order to determine the amount of the goodwill impairment that should be recorded. In the second step, the implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value to all of its assets and liabilities other than goodwill in a manner similar to a purchase price allocation. The resulting implied fair value of the goodwill that results from the application of this second step is then compared to the carrying amount of the goodwill and an impairment charge is recorded for any excess or carrying value over fair value. No impairment to goodwill was recorded during any of the periods presented.

Intangible Assets

Indefinite-lived intangible assets are not amortized. We test our indefinite-lived intangibles for impairment annually during the fourth quarter, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. The estimated fair value is determined on the basis of discounted future cash flows. If the estimated fair value is less than the carrying amount of the indefinite-lived intangible asset, then an impairment charge is recorded to reduce the asset to its estimated fair value. Our indefinite-lived intangible assets relate to the assigned value of the Fogo de Chão trade name. Definite-lived intangible assets consist of non-compete agreements. The non-compete agreements are amortized over 5 years, which is the term of the agreements, and are measured for impairment when events or circumstances indicate the carrying value may be impaired in the same manner as long-lived assets. No impairments related to these intangible assets were recorded in any of the periods presented.

Liquor Licenses

The costs of purchasing transferable liquor licenses through open markets in jurisdictions with a limited number of authorized liquor licenses are capitalized as indefinite-lived intangible assets and are not amortized. We review our liquor licenses for impairment annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the carrying amount is not recoverable, an impairment charge is recorded for the excess of the carrying amount over the fair value. Fair value is determined based on prices in the open market for licenses in same or similar jurisdictions. No impairments were recorded during any of the periods presented.

Operating Leases and Deferred Rent

We operate the majority of our restaurants in leased premises. We record the minimum base rents including option periods which in the judgement of management are reasonably assured of renewal. In determining whether an option period is reasonably assured for renewal we consider the capital outlay required for a location and our target return on that investment. For purposes of calculating straight-line rents, the lease term commences on the date we obtain control of the property, which is normally when the property is ready for normal tenant improvements (build-out period). The difference between rent expense and rent paid is recorded as a deferred rent liability. Allowances for tenant improvements are included in the deferred rent liability and recognized over the life of the lease by reducing rent expense.

Income Taxes

We account for income taxes in accordance with ASC Topic 740, “Accounting for Income Taxes,” which requires an asset and liability approach for financial accounting and reporting of income taxes. Under ASC Topic 740, income taxes are accounted for based upon the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry-forwards. We estimate our annual effective tax rate at each interim period based on the facts and circumstances available at that time while the actual effective tax rate is calculated at year-end. In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In projecting future taxable income, we begin with historical results adjusted for the results of changes in accounting policies and we incorporate assumptions including the amount of future state, federal and foreign pretax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income. The assumptions we use are consistent with the plans and estimates we use to manage the underlying businesses.

We had historically provided deferred taxes under ASC 740-30-25, formerly APB 23, for the presumed repatriation to the US earnings from our Brazilian subsidiaries. In June 2015, the Company asserted that undistributed net earnings of its Brazilian subsidiaries would be indefinitely reinvested in operations outside the US. This was primarily driven by a reduction in debt service costs on a forward basis as a result of the IPO. Additionally, future US cash projections and the Company’s intent to continue investing in restaurants in foreign jurisdictions with cash generated in those jurisdictions drove the decision to make the assertion. Because we consider the undistributed earnings related to our Brazilian subsidiaries to be indefinitely reinvested, and are expected to continue to be indefinitely reinvested, no provision for US income and additional foreign taxes is recorded on the aggregate undistributed earnings of our Brazilian subsidiaries.

We recognize tax liabilities in accordance with ASC 740, and adjust those liabilities when judgments change as a result of evaluation of new information not previously available. Significant judgment is required in assessing, among other things, the timing and amounts of deductible and taxable items. Due to the complexity of some of these uncertainties, the ultimate resolution may result in payment that is materially different from our current estimate of our tax liabilities. These differences are reflected as increases or decreases to income tax expense in the period in which they are determined.

Share-based Compensation

We measure share-based awards granted to employees and directors based on the fair value of the award on the date of grant. The fair value of stock option awards is determined using the Black-Scholes option-pricing model. The fair value of restricted stock awards is the fair value of the Company’s common stock on the date the restricted stock is awarded. The fair value of the share-based awards is recognized as an expense, net of estimated forfeitures, over the requisite service period, which is generally the vesting period of the respective award. The Black-Scholes model requires assumptions including stock price volatility and expected life. Prior to the IPO, we were a privately held company and accordingly lack sufficient company-specific historical and implied volatility information. Therefore, we estimate expected stock volatility based on the historical volatility of a publicly-traded group of peer companies and we expect to continue to do so until such time as we have adequate historical data regarding the volatility of our own traded stock price. The expected life of the options represents the estimated period of time until exercise. Prior to the IPO, stock options granted were typically granted in two tranches, each with separate exercise prices. The exercise price for the first tranche was based on the fair value of common stock on the date of grant, and the exercise price of the second tranche was typically 200% of the fair value of common stock on the date of grant. These options typically vest upon both (i) the completion of a four or five year vesting period and (ii) the satisfaction of a Liquidity Event, as that term is defined in the stock option award agreement. The expected life of these options was based on historical experience of similar options, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. During the second quarter of Fiscal 2015, the Company granted stock options for the purchase of 138,200 shares of common stock with an exercise price of $20.00. Each stock option grant was immediately vested 20% on the grant date and continues to vest 20% on each of the first four anniversaries of the grant date, subject to the participant’s continued service with the Company through each such anniversary date. The expected life of theses stock options was calculated using the simplified method, which is an average of the contractual term of the option and its ordinary vesting period, because we do not have sufficient relevant historical data for determining the expected life of this type of stock option award.

We recognize compensation expense for only the portion of awards that are expected to vest. In developing a forfeiture rate estimate, we consider historical experience to estimate pre-vesting forfeitures for service-based awards. The impact of a forfeiture rate adjustment is recognized in full in the period of adjustment, and if the actual forfeiture rate is materially different from our estimate, we may be required to record adjustments to share-based compensation expense in future periods.

Recently Issued Accounting Standards

Recently issued accounting standards not included below are not expected to have a material impact on the Company’s consolidated financial position or results of operations.

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

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which changes the presentation of debt issuance costs in financial statements, requiring an entity to present such costs in the balance sheet as a direct deduction from the carrying amount of long-term debt, consistent with debt discounts or premiums. Presently, debt issuance costs are reported as an asset (other assets, non-current) in the Company’s consolidated balance sheets. In August 2015, the FASB issued ASU 2015-15, which clarifies the treatment of debt issuance costs attributable to line-of-credit arrangements after the adoption of ASU 2015-03. In particular, ASU 2015-15 clarifies that the SEC staff would not object to an entity deferring and presenting debt issuance costs related to a line-of-credit arrangement as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of such arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-03 and ASU 2015-15 are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods thereafter. Early adoption is permitted. The new guidance would be applied retrospectively to all prior reporting periods presented. The Company is currently assessing the impact of this new guidance on its balance sheet presentation of debt issuance costs attributable to its 2015 Credit Facility.

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes (Topic 740).” This update requires that entities with a classified balance sheet present all deferred tax assets and liabilities as noncurrent. This update is effective for annual and interim periods for fiscal years beginning after December 15, 2016, which will require the Company to adopt these provisions in the first quarter of Fiscal 2017. Early adoption is permitted for financial statements that have not been previously issued. This update can be applied on either a prospective or retrospective basis. The Company is currently assessing the impact of this new guidance on its balance sheet presentation of, and related disclosures regarding, its deferred tax assets and liabilities.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company has not yet evaluated the impact the adoption of this standard will have on its consolidated financial statements.

JOBS Act

We are an “emerging growth company,” as defined in the Jumpstart our Business Startups Act of 2012, or the JOBS Act, and we take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In addition, even if we comply with the greater obligations of public companies that are not emerging growth from time to time, we may avail ourselves of the reduced requirements applicable to emerging growth companies from time to time in the future.

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

We will remain an “emerging growth company” for up to five years following the completion of our initial public offering which will be June 2020, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Exchange Risk

The reporting currency for our consolidated financial statements is the US dollar. However, during Fiscal 2015 and Fiscal 2014, respectively, we generated approximately 16.4% and 23.7%, respectively, of our revenue in Brazil. As a result, we have experienced significant foreign currency impact during Fiscal 2015 due to fluctuations of the Brazilian Real relative to the US dollar and may be impacted materially for the foreseeable future. For example, if the US dollar strengthens it would have a negative impact on our Brazilian operating results upon translation of those results into US dollars for the purposes of consolidation. The exchange rate of the Brazilian Real against the US dollar is currently near a multi-year low. Any hypothetical loss in revenue could be partially or completely offset by lower food and beverage costs and lower selling, general and administrative costs that are generated in Brazilian reais. A 10% appreciation in the relative value of the US dollar compared to the Brazilian Real would have resulted in lost income from operations of approximately $0.7 million and $1.2 million for Fiscal 2015 and Fiscal 2014, respectively. To the extent the ratio between our revenue generated in Brazilian reais increases as compared to our expenses generated in Brazilian reais, we expect that our results of operations will be further impacted by changes in exchange rates. We do not currently hedge foreign currency fluctuations. However, in the future, in an effort to mitigate losses associated with these risks, we may at times enter into derivative financial instruments, although we have not historically done so. These may take the form of forward sales contracts and option contracts. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.

Interest Rate Risk

We are exposed to market risk from changes in interest rates on our debt, which bears interest at variable rates and is a function of our Total Rent Adjusted Leverage Ratio as defined in the 2015 Credit Facility agreement. As of January 3, 2016, we had total aggregate principal amount of outstanding borrowings of $165.0 million. A 1.00% increase in the effective interest rate applied to these borrowings would result in an interest expense increase of $1.7 million on an annualized basis. We manage our interest rate risk through normal operating and financing activities and, when determined appropriate, through the use of derivative financial instruments.

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

Item 8. Financial Statements and Supplementary Data.

Information with respect to this Item is set forth beginning on page F-1. See "Item 15. Exhibits, Financial Statement Schedules."

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Our management establishes and maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. We have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, with the participation of our CEO and CFO, as well as other key members of our management. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of January 3, 2016 because of the material weaknesses in our internal control over financial reporting described in the Material Weaknesses in Internal Control over Financial Reporting section below.

Material weaknesses in Internal Control over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies. We are not currently required to make a formal assessment of the effectiveness of our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) until the year following our first annual report is required to be filed with the SEC. As discussed in our final prospectus filed on June 19, 2015, in connection with the audit of our financial statements for Fiscal 2013, the period from May 24, 2012 to December 30, 2012, and the period from January 2, 2012 to July 20, 2012, we and our independent registered public accounting firm identified material weaknesses in internal control over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In particular, we did not design an effective control environment with sufficient personnel with the appropriate level of accounting knowledge, experience and training to assess the completeness and accuracy of the technical accounting matters, principally related to accounting for business combinations, accounting for modifications of debt instruments, nor did we have a sufficient number of accounting personnel to allow for appropriate segregation of duties or thorough review and supervision of our financial closing process. We also did not design, maintain or implement effective control activities relating to formal accounting policies. Specifically, we did not design, maintain or implement policies and procedures to adequately review and account for transactions that arise in the normal course of business, which limited our ability to make accounting decisions and to detect and correct accounting errors. As described in Note 2 and Note 20 to the consolidated financial statements, these material weaknesses resulted in errors in the accounting for and classification of certain transactions, which resulted in a restatement of the consolidated statement of cash flows for the fiscal year ended December 28, 2014 and the restatement of the first three fiscal quarters of 2014, and revisions to our statements of cash flows for our first three fiscal quarters in Fiscal 2015. Each of the material weaknesses could result in a misstatement of our financial statements or disclosures that would result in a material misstatement of our annual or interim consolidated financial statements that would not be prevented or detected.

Plans for Remediation of the Material Weaknesses in Internal Control over Financial Reporting

We have taken steps to remediate the material weaknesses such as hiring additional accounting personnel in Fiscal 2014 and Fiscal 2015, including a chief financial officer, a director of financial reporting, a corporate treasury analyst and a corporate accounting manager and while we have begun the process of evaluating the design and operation of our internal control over financial reporting, we have not completed our evaluation.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Pursuant to general instruction G to Form 10-K, we incorporate by reference into this item the information to be disclosed in our definitive proxy statement for our 2016 Annual Meeting of Stockholders.

Item 11. Executive Compensation.

Pursuant to general instruction G to Form 10-K, we incorporate by reference into this item the information to be disclosed in our definitive proxy statement for our 2016 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflect in column (a)) (c)
Equity compensation plans approved by security holders	2,491,196	$9.99	1,153,104
Equity compensation plans not approved by security holders	—	—	—

Pursuant to general instruction G to Form 10-K, we incorporate by reference into this item the information to be disclosed in our definitive proxy statement for our 2016 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Pursuant to general instruction G to Form 10-K, we incorporate by reference into this item the information to be disclosed in our definitive proxy statement for our 2016 Annual Meeting of Stockholders.

Item 14. Principal Accounting Fees and Services.

Pursuant to general instruction G to Form 10-K, we incorporate by reference into this item the information to be disclosed in our definitive proxy statement for our 2016 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	Financial Statements

Refer to Index to Financial Statements appearing on page F-1.

(b)	Financial Statement Schedules

No financial statement schedules are provided because the information called for is not required or is shown in the financial statements or the notes thereto.

(c)	Exhibits

The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report.

Exhibit Index

Exhibit Number	Description	Filings Referenced for Incorporation by Reference

3.1	Amended and Restated Certificate of Incorporation of Fogo de Chão, Inc.	Exhibit 3.1 of the Company’s Current Report on Form 8-K filed June 30, 2015

3.2	Amended and Restated Bylaws of Fogo de Chão, Inc.	Exhibit 3.2 of the Company’s Current Report on Form 8-K filed June 30, 2015

4.1	Amended and Restated Registration Rights Agreement among Fogo de Chão, Inc., the THL Investors, the Management Stockholders and the Other Investors named therein	Exhibit 4.1 of the Company’s Amendment No. 2 to Form S-1 filed June 8, 2015

10.1#	Brasa (Parent) Inc. 2012 Omnibus Equity Incentive Plan	Exhibit 10.1 of the Company’s Registration Statement on Form S-1 filed April 20, 2015

10.2#	Fogo de Chão, Inc. 2015 Omnibus Incentive Plan	Exhibit 10.2 of the Company’s Amendment No. 3 to Form S-1 filed June 15, 2015

10.3#	Form of Nonqualified Stock Option Award Agreement under the Brasa (Parent) Inc. 2012 Omnibus Equity Incentive Plan	Exhibit 10.3 of the Company’s Registration Statement on Form S-1 filed April 20, 2015

10.4#	Form of Notice of Restricted Stock Issuance under the Brasa (Parent) Inc. 2012 Omnibus Equity Incentive Plan	Exhibit 10.4 of the Company’s Registration Statement on Form S-1 filed April 20, 2015

10.5#	Form of Restricted Stock Agreement under the Brasa (Parent) Inc. 2012 Omnibus Equity Incentive Plan	Exhibit 10.5 of the Company’s Registration Statement on Form S-1 filed April 20, 2015

10.6#	Form of Nonqualified Stock Option Award Agreement under the Fogo de Chão, Inc. 2015 Omnibus Incentive Plan	Exhibit 10.14 of the Company’s Amendment No. 2 to Form S-1 filed June 8, 2015

10.7	Amended and Restated Employment Agreement with Lawrence J. Johnson dated as of July 20, 2012	Exhibit 10.6 of the Company’s Amendment No. 1 to Form S-1 filed May 27, 2015

10.8#	Form of Indemnification Agreement between Fogo de Chão, Inc. and its directors and certain officers	Exhibit 10.12 of the Company’s Amendment No. 2 to Form S-1 filed June 8, 2015

10.9#	Employment Agreement with Selma Oliveira dated as of July 11, 2014	Exhibit 10.14 of the Company’s Registration Statement on Form S-1 filed April 20, 2015

10.10#	Fogo de Chão, Inc. Management Incentive Plan	Exhibit 10.15 of the Company’s Amendment No. 3 to Form S-1 filed June 15, 2015

10.11	Director Securities Purchase Agreement by and between Fogo de Chão, Inc. and Gerald W. Deitchle dated February 6, 2015	Exhibit 10.16 of the Company’s Amendment No. 2 to Form S-1 filed June 8, 2015

10.12	Director Securities Purchase Agreement by and between Fogo de Chão, Inc. and Neil Moses dated February 6, 2015	Exhibit 10.17 of the Company’s Amendment No. 2 to Form S-1 filed June 8, 2015

10.13	Director Securities Purchase Agreement by and between Fogo de Chão, Inc. and Douglas R. Pendergast dated February 6, 2015	Exhibit 10.18 of the Company’s Amendment No. 2 to Form S-1 filed June 8, 2015

10.14#	Employment Agreement with George Barry McGowan dated as of July 15, 2013	Filed herewith.

Exhibit Number	Description	Filings Referenced for Incorporation by Reference

10.15

Credit Agreement, dated as of June 18, 2015, among Brasa (Holdings) Inc., as Borrower, Brasa (Purchaser) Inc., as Holdings, Wells Fargo Bank, National Association, as Administrative Agent and Swing Line Lender, Wells Fargo Bank, National Association and JPMorgan Chase Bank, N.A. as L/C Issuers and the other lenders party thereto

Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 30, 2015

21.1	Subsidiaries of Fogo de Chão, Inc.	Filed herewith.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm	Filed herewith.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101.INS	XBRL Instance Document	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

#	Management contract or compensatory plan or arrangement.
*	Not deemed to be "filed" for purposes of section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on March 30, 2016.

FOGO DE CHAO, INC.

By:	/s/ Lawrence J. Johnson
Lawrence J. Johnson
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Lawrence J. Johnson	Director and Chief Executive Officer	March 30, 2016
Lawrence J. Johnson	(Principal Executive Officer)

/s/ Anthony D. Laday	Chief Financial Officer	March 30, 2016
Anthony D. Laday	(Principal Financial Officer)

/s/ Michael A. Prentiss	Chief Accounting Officer	March 30, 2016
Michael A. Prentiss	(Principal Accounting Officer)

/s/ George Barry McGowan	President	March 30, 2016
George Barry McGowan

/s/ Todd M. Abbrecht	Director	March 30, 2016
Todd M. Abbrecht

/s/ Gerald W. Deitchle	Director	March 30, 2016
Gerald W. Deitchle

/s/ Douglas A. Haber	Director	March 30, 2016
Douglas A. Haber

/s/ Neil Moses	Director	March 30, 2016
Neil Moses

/s/ Douglas R. Pendergast	Director	March 30, 2016
Douglas R. Pendergast

/s/ Jeff T. Swenson	Director	March 30, 2016
Jeff T. Swenson

Report of Independent Registered Public Accounting Firm

To the Shareholders of Fogo de Chão, Inc. and Subsidiaries:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows, present fairly, in all material respects, the financial position of Fogo de Chão, Inc. and subsidiaries at January 3, 2016 and December 29, 2014, and the results of their operations and their cash flows for each of the three years in the period ended January 3, 2016 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company has restated its 2014 financial statements to correct a misstatement.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas

March 30, 2016

Fogo de Chão, Inc.

Consolidated Balance Sheets

(in thousands, except share and par value amounts)

	January 3,	December 28,
	2016	2014
Assets
Current assets:
Cash and cash equivalents	$24,919	$19,387
Accounts receivable	9,198	9,157
Other receivables	3,117	939
Inventories	4,586	5,456
Prepaid expenses and other current assets	3,023	3,144
Deferred tax assets	2,918	986
Total current assets	47,761	39,069
Property and equipment, net	136,687	113,206
Prepaid rent	317	656
Goodwill	205,347	220,316
Intangible assets, net	92,980	100,480
Liquor licenses	742	491
Other assets	3,319	2,951
Deferred tax assets	342	—
Total assets (a)	$487,495	$477,169
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$28,907	$31,788
Current portion of long-term debt	—	4,788
Deferred revenue	5,164	4,857
Total current liabilities	34,071	41,433
Deferred rent	17,831	10,642
Long-term debt, less current portion	165,000	238,257
Other noncurrent liabilities	2,088	1,396
Deferred tax liabilities	15,951	29,982
Total liabilities (a)	234,941	321,710
Commitments and contingencies (Note 15)
Equity:
Fogo de Chão, Inc. shareholders' equity:
Preferred stock, $0.01 par value, 15,000,000 shares authorized, no shares issued and outstanding as of January 3, 2016; no shares authorized as of December 28, 2014	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized and 28,069,466 shares issued and outstanding as of January 3, 2016; 30,550,560 shares authorized and 22,813,378 shares issued and outstanding as of December 28, 2014	281	228
Additional paid-in capital	274,344	175,987
Accumulated earnings	35,451	7,586
Accumulated other comprehensive loss	(59,465)	(29,720)
Total Fogo de Chão, Inc. shareholders' equity	250,611	154,081
Noncontrolling interests	1,943	1,378
Total equity	252,554	155,459
Total liabilities and equity	$487,495	$477,169

(a)

Consolidated assets as of January 3, 2016 and December 28, 2014 include total assets of $2,414 and $1,455, respectively, attributable to joint venture that can only be used to settle the obligations of the joint venture. Consolidated liabilities as of January 3, 2016 include total liabilities of $249 attributable to the consolidated joint venture. There were no liabilities of the joint venture as of December 28, 2014. See Note 6.

The accompanying notes are an integral part of these consolidated financial statements.

Fogo de Chão, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except share and per share amounts)

	Fiscal Year Ended
	January 3,	December 28,	December 29,
	2016	2014	2013
Revenue	$271,634	$262,280	$219,239
Restaurant operating costs:
Food and beverage costs	80,062	78,330	67,002
Compensation and benefit costs	60,224	54,673	46,860
Occupancy and other operating expenses (excluding depreciation and amortization)	46,153	44,156	36,703
Total restaurant operating costs	186,439	177,159	150,565
Marketing and advertising costs	6,618	5,585	6,188
General and administrative costs	32,566	21,419	18,239
Pre-opening costs	4,858	1,951	4,764
Loss on extinguishment/modification of debt	5,991	3,090	6,875
Depreciation and amortization	12,471	11,638	8,989
Other operating (income) expense, net	(291)	46	(371)
Total costs and expenses	248,652	220,888	195,249
Income from operations	22,982	41,392	23,990
Other income (expense):
Interest expense, net of capitalized interest	(9,975)	(17,937)	(22,862)
Interest income	856	816	508
Other income (expense), net	(34)	(7)	(101)
Total other income (expense), net	(9,153)	(17,128)	(22,455)
Income before income taxes	13,829	24,264	1,535
Income tax expense (benefit)	(14,168)	6,991	2,472
Net income (loss)	27,997	17,273	(937)
Less: Net income (loss) attributable to noncontrolling interest	132	(282)	—
Net income (loss) attributable to Fogo de Chão, Inc.	$27,865	$17,555	$(937)
Net income (loss)	$27,997	$17,273	$(937)
Other comprehensive loss:
Translation effect on unremitted earnings	—	393	8
Currency translation adjustment	(29,888)	(15,075)	(14,396)
Total other comprehensive loss	$(29,888)	$(14,682)	$(14,388)
Comprehensive income (loss)	(1,891)	2,591	(15,325)
Less: Comprehensive loss attributable to noncontrolling interest	(11)	(403)	—
Comprehensive income (loss) attributable to Fogo de Chão, Inc.	$(1,880)	$2,994	$(15,325)
Earnings (loss) per common share attributable to Fogo de Chão, Inc.:
Basic	$1.09	$0.77	$(0.04)
Diluted	$1.06	$0.76	$(0.04)
Weighted average common shares outstanding:
Basic	25,519,312	22,697,106	22,554,969
Diluted	26,324,115	23,016,461	22,554,969

The accompanying notes are an integral part of these consolidated financial statements.

Fogo de Chão, Inc.

Consolidated Statement of Shareholders’ Equity

(in thousands, except share amounts)

			Additional	Accumulated	Accumulated Other	Fogo de Chão, Inc.
	Common Stock		Paid-In	(Deficit)	Comprehensive	Shareholders'	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Loss	Equity	Interests	Equity
December 30, 2012	22,527,247	$226	$173,860	$(9,032)	$(771)	$164,283	$—	$164,283
Net loss	—	—	—	(937)	—	(937)	—	(937)
Restricted shares vested	142,301	1	(1)	—	—	—	—	—
Share-based compensation	—	—	1,364	—	—	1,364	—	1,364
Currency translation adjustment on unremitted earnings	—	—	—	—	8	8	—	8
Currency translation adjustment, net of tax benefit of $0	—	—	—	—	(14,396)	(14,396)	—	(14,396)
December 29, 2013	22,669,548	$227	$175,223	$(9,969)	$(15,159)	$150,322	$—	$150,322
Net income (loss)	—	—	—	17,555	—	17,555	(282)	17,273
Restricted shares vested	143,830	1	(1)	—	—	—	—	—
Share-based compensation	—	—	765	—	—	765	—	765
Currency translation adjustment on unremitted earnings	—	—	—	—	393	393	—	393
Currency translation adjustment, net of tax benefit of $0	—	—	—	—	(14,954)	(14,954)	(121)	(15,075)
Contribution from noncontrolling interests	—	—	—	—	—	—	1,781	1,781
December 28, 2014	22,813,378	$228	$175,987	$7,586	$(29,720)	$154,081	$1,378	$155,459
Net income	—	—	—	27,865	—	27,865	132	27,997
Restricted shares vested	154,684	2	(2)	—	—	—	—	—
Issuance of common stock	27,876	—	301	—	—	301	—	301
Issuance of common stock in connection with IPO, net of transaction costs	5,073,528	51	91,266	—	—	91,317	—	91,317
Share-based compensation	—	—	6,792	—	—	6,792	—	6,792
Currency translation adjustment, net of tax benefit of $0	—	—	—	—	(29,745)	(29,745)	(143)	(29,888)
Contributions from noncontrolling interests	—	—	—	—	—	—	1,270	1,270
Distributions to noncontrolling interests	—	—	—	—	—	—	(694)	(694)
January 3, 2016	28,069,466	$281	$274,344	$35,451	$(59,465)	$250,611	$1,943	$252,554

The accompanying notes are an integral part of these consolidated financial statements.

Fogo de Chão, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal Year Ended
	January 3,	Restated December 28,	December 29,
	2016	2014	2013
Cash flows from operating activities:
Net income (loss)	$27,997	$17,273	$(937)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation of property and equipment	12,201	11,349	8,693
Amortization of definite-lived intangibles	270	289	296
Amortization of favorable/unfavorable leases	(185)	(153)	(180)
Amortization of debt issuance costs	452	341	1,101
Amortization original issue discount	549	1,232	1,342
Loss on extinguishment/modification of debt	5,991	3,090	6,875
Deferred income taxes	(16,305)	4,364	185
Share-based compensation expense	6,792	765	1,364
Loss on disposal of property and equipment	55	44	—
Changes in operating assets and liabilities:
Accounts and other receivables	(4,007)	175	(1,275)
Prepaid expenses and other assets	124	321	(450)
Inventories	123	575	(728)
Accounts payable and accrued expenses	(781)	1,494	4,675
Accrued interest	(3,525)	(861)	4,332
Deferred revenue	406	(187)	614
Deferred rent and tenant allowance	7,204	1,997	6,531
Net cash flows provided by operating activities	37,361	42,108	32,438
Cash flows from investing activities:
Receipt of escrow funds prior period acquisition	—	—	1,400
Purchase liquor licenses	(251)	(74)	(98)
Capital expenditures	(35,172)	(25,429)	(30,944)
Net cash flows used in investing activities	(35,423)	(25,503)	(29,642)
Cash flows from financing activities:
Proceeds from term loan, net of discount	—	224,574	116,205
Debt issuance costs	(2,884)	(784)	(113)
Repayment on term loans, 2012 Credit Facility	(3,349)	(226,752)	(119,455)
Payoff of term loans, 2012 Credit Facility	(245,085)	—	—
Pre-payment premium and fees, payoff, 2012 Credit Facility	(326)	—	—
Borrowings on 2015 Credit Facility	165,000	—	—
Borrowings on revolver	—	7,000	10,500
Repayment on revolver	—	(17,500)	(2,716)
Proceeds from the issuance of common stock	301	—	—
Proceeds from the issuance of common stock sold in initial public offering, net of underwriter fees	94,368	—	—
Payments of initial public offering costs	(2,767)	(284)	—
Contributions from noncontrolling interest	1,270	1,781	—
Distributions to noncontrolling interest	(694)	—	—
Net cash flows provided by (used in) financing activities	5,834	(11,965)	4,421
Effect of foreign exchange rates on cash and cash equivalents	(2,240)	(1,263)	(789)
Net increase in cash and cash equivalents	5,532	3,377	6,428
Cash and cash equivalents at beginning of period	19,387	16,010	9,582
Cash and cash equivalents at end of period	$24,919	$19,387	$16,010
Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest	$12,516	$16,665	$16,672
Income taxes, net of refunds	$1,833	$2,423	$1,947
Non-cash activities:
Capital expenditures included in accounts payable and accrued expenses	$5,989	$956	$7,981
Deferred initial public offering costs included in accounts payable and accrued expenses	$—	$757	$—

The accompanying notes are an integral part of these consolidated financial statements.

Fogo de Chão, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

1. Description of Business

Fogo de Chão, Inc. and subsidiaries (the “Company”) operates upscale Brazilian churrascaria steakhouses under the brand of Fogo de Chão. As of January 3, 2016, the Company operated, through its subsidiaries, 30 restaurants in the United States (including one restaurant in the US Territory of Puerto Rico) and 10 restaurants in Brazil and one joint venture restaurant in Mexico.

Fogo de Chão, Inc. is a holding company with no assets or operations of its own. The Company owns 100% of Brasa (Purchaser) Inc. (“Brasa Purchaser”), which owns Brasa (Holdings) Inc. (“Brasa Holdings”). Brasa Holdings owns Fogo de Chão (Holdings) Inc. (“Fogo Holdings”), which owns the Company’s domestic and foreign operating subsidiaries.

On June 24, 2015, the Company completed an initial public offering (the "IPO") of 5,073,528 shares of common stock at a price to the public of $20.00 per share, which included 661,764 shares sold to the underwriters pursuant to their option to purchase additional shares. After underwriters’ discounts and commissions and offering costs, the Company received net proceeds from the offering of approximately $91,317. Proceeds from the offering were used to repay borrowings under the Company’s credit facility (see Note 11).

2. Restatement

The consolidated statement of cash flows for the fiscal year ended December 28, 2014 has been restated to reflect the following adjustments in order to correct a material misstatement identified:

•

The payment of capital expenditures included in accounts payable and accrued expenses as cash outflows from investing activities. Payment of these capital expenditures had previously been reflected as cash flows used in operating activities through the change in accounts payable and accrued expenses.

•

The purchase of liquor licenses, capitalized as indefinite-lived intangible assets, as cash outflows from investing activities. The Company had previously reflected these purchases as cash flows used in operating activities through the change in prepaid expense and other assets.

These adjustments result in an increase in reported net cash flows provided by operating activities and an increase in cash flows used in investing activities. These adjustments do not impact the Company’s previously reported overall net change in cash and cash equivalents and did not impact the previously reported consolidated balance sheet or consolidated statement of operations and comprehensive income (loss).

The table below presents the impact of these adjustments on the consolidated statement of cash flows:

	Fiscal Year Ended December 28, 2014
	As Restated	As Previously Reported	Change
Adjustments to reconcile net income to net cash flows provided by operating activities:
Changes in operating assets and liabilities:
Prepaid expenses and other assets	$321	$247	$74
Accounts payable and accrued expenses	1,494	(6,487)	7,981
Net cash flows provided by operating activities	$42,108	$34,053	$8,055
Cash flows from investing activities:
Purchase liquor licenses	$(74)	$—	$(74)
Capital expenditures	(25,429)	(17,448)	(7,981)
Net cash flows used in investing activities	$(25,503)	$(17,448)	$(8,055)

3. Basis of Presentation

Basis of Presentation

The consolidated financial statements represent the financial information of Fogo de Chão, Inc. and its subsidiaries, as well as consolidated joint ventures for which the Company has determined that it is the primary beneficiary. The financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”). In connection with the closing of the IPO, the Company effected a stock split pursuant to which each share held by the holder of common stock was reclassified into 25.4588 shares. All share and per share data have been retroactively restated in the accompanying financial statements, and in the accompanying notes which are an integral part of the financial statements, to give effect to the stock split.

Liquor licenses, capitalized as indefinite-lived intangible assets, had previously been included in other assets (non-current) in the consolidated balance sheets. The consolidated balance sheet as of December 28, 2014 has been revised to conform to current year presentation.

Principles of Consolidation

The accompanying consolidated financial statements include the assets, liabilities and results of operations of the Company, as well as consolidated joint ventures for which the Company has determined that it is the primary beneficiary. All intercompany balances and transactions have been eliminated in the consolidated financial statements.

Accounting Year

The Company uses a 52/53 week fiscal year convention whereby its fiscal year ends each year on the Sunday that is closest to December 31 of that year. Each fiscal year generally is comprised of four 13-week fiscal quarters, although in the years with 53 weeks the fourth quarter represents a 14-week period. Fiscal years 2014 and 2013 each included 52 weeks of operations. Fiscal year 2015 included 53 weeks of operations. References to Fiscal 2015 relate to the Company’s 53-week fiscal year ended January 3, 2016. References to Fiscal 2014 and Fiscal 2013 relate to the Company’s 52-week fiscal years ended December 28, 2014 and December 29, 2013, respectively.

4. Summary of Significant Accounting Policies

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

Cash and Cash Equivalents

The Company considers all highly liquid investment instruments purchased with an original maturity of three months or less to be cash equivalents. Cash consists of deposits held at major banks that at times exceed federally insured limits or in international jurisdictions where either insurance is not provided or in amounts that exceed amounts guaranteed by the local government or other governmental agencies, and cash on hand in restaurant locations. The Company also maintains certificates of deposit denominated in Brazilian reais, which throughout their terms can be put to the issuer within three months or less from the date of issuance, and with no early withdrawal penalty charges, are considered cash equivalents. The Company has not incurred losses related to any deposits in excess of the FDIC insurance amount and believes no significant concentration of credit risk exists with respect to cash investments. Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents. Management periodically evaluates the credit worthiness of financial institutions, and maintains cash and cash equivalent accounts only with major financial institutions thereby minimizing exposure for deposits in excess of federally insured amounts. Management believes that credit risk associated with cash and cash equivalents is remote.

Accounts Receivable

Accounts receivable consist of balances receivable from credit card companies in the normal course of business and generally are liquidated within 30 days or less. As such, no allowance for doubtful accounts is considered to be necessary.

Inventories

Inventories consists of food and beverages and are recorded at the lower of cost or market. Cost is determined by the first-in first-out method. Any unusable or spoiled inventory is written off when identified.

Prepaid Rent

Non-current prepaid rent consists of amounts paid in advance relating to restaurant leases executed in Brazil during 2007 and 2010 that expire in 2017 and 2020, respectively, and amounts attributable to the restaurant lease in Mexico, which was entered into in 2014 and expires in 2019. The current portion of prepaid rent is included in prepaid expenses and other current assets in the consolidated balance sheets.

Property and Equipment, Net

Property and equipment is stated at cost to acquire less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the asset.

Estimated useful lives are generally as follows:

Estimated Useful Live
Buildings	40 years
Leasehold improvements	5 - 25 years
Furniture, fixtures and equipment	3 - 15 years
Automobiles	5 years

Expenditures for maintenance, repairs and betterments that do not enhance the value or increase the estimated useful life of the assets are expensed as incurred and included in restaurant operating costs. Expenditures for betterments and major renewals that significantly enhance the value and increase the estimated useful life of the assets are capitalized. The cost of assets sold or retired and the related amounts of accumulated depreciation are eliminated from the accounts in the year of disposal and the resulting gains or losses are included in operations.

Capitalized Interest

Direct and certain related indirect costs of construction, including interest, are capitalized in conjunction with construction and development projects. These costs are included in property and equipment and are amortized over the life of the related building and leasehold interest. The Company capitalized $123, $158 and $585 of interest during Fiscal 2015, Fiscal 2014 and Fiscal 2013, respectively.

Deferred Initial Public Offering Costs

As of December 28, 2014, the Company deferred $1,041of IPO related costs. Deferred IPO costs, which primarily consist of direct, incremental legal, accounting and other professional fees relating to the IPO are included in other assets (noncurrent) in the consolidated balance sheet. These deferred costs were offset against the IPO proceeds upon the consummation of the offering.

Debt Issuance Costs

Debt issuance costs are amortized to interest expense over the term of the debt using the effective interest method for term debt and the straight-line method for revolving debt over the terms of the related instruments. Unamortized debt issuance costs are included in other assets (noncurrent) in the consolidated balance sheets.

Impairment of Long-Lived Assets

The Company reviews property and equipment and definite-lived intangible assets for impairment when events or circumstances indicate these assets may not be recoverable. Factors considered include, significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the overall business and significant negative industry or economic trends. The recoverability is assessed by comparing the carrying value of the asset to the undiscounted cash flows expected to be generated by the asset. If impairment exists, the amount of impairment is measured as the excess of the carrying amount over the estimated fair value, as determined by each location’s projected future discounted cash flows. This assessment process requires the use of estimates and assumptions regarding future cash flows and estimated useful lives, which are subject to a significant degree of judgment. If these assumptions change in the future, the Company may be required to record impairment charges for these assets. The Company did not record any impairment related to long-lived assets in any of the periods presented.

Goodwill

Goodwill represents the excess of the purchase price of the acquired business over the fair value of the assets acquired and liabilities assumed resulting from the acquisition. Goodwill is not amortized. Goodwill is tested annually for impairment during the fourth quarter, or more frequently should an event occur or circumstances indicate that the carrying amount may be impaired. Such events or circumstances may be a significant change in business climate, economic and industry trends, legal factors, negative operating performance indicators, significant competition, changes in strategy or disposition of a reporting unit or a portion thereof. The Company has identified two reporting units, United States and Brazil, based on the geography of the Company’s operations to which goodwill is attributable.

The impairment evaluation for goodwill is conducted annually using a two-step process. In the first step, the fair value of each reporting unit is compared with the carrying amount of the reporting unit, including goodwill. The estimated fair value of the reporting unit is determined on the basis of discounted future cash flows. If the estimated fair value of the reporting unit is less than the carrying amount of the reporting unit, then a second step must be completed in order to determine the amount of the goodwill impairment that should be recorded. In the second step, the implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value to all of its assets and liabilities other than goodwill in a manner similar to a purchase price allocation. The resulting implied fair value of the goodwill that results from the application of this second step is then compared to the carrying amount of the goodwill and an impairment charge is recorded for any excess or carrying value over fair value. No impairment to goodwill was recorded during any of the periods presented.

Intangible Assets

Indefinite-lived intangible assets are not amortized, but are tested for impairment annually during the fourth quarter, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. The estimated fair value is determined on the basis of discounted future cash flows using the relief from royalty method. If the estimated fair value is less than the carrying amount of the indefinite-lived intangible asset, then an impairment charge is recorded to reduce the asset to its estimated fair value. The indefinite-lived intangible assets relate to the assigned value of the Fogo de Chão trade name.

Definite-lived intangible assets consist of non-compete agreements. The non-compete agreements are amortized over 5 years, which is the term of the agreements, and are measured for impairment when events or circumstances indicate the carrying value may be impaired in the same manner as long-lived assets.

The Company did not record any impairment related to intangible assets in any of the periods presented.

Liquor Licenses

The costs of obtaining non-transferable liquor licenses directly issued by local government agencies for nominal fees are expensed as incurred. The costs of purchasing transferable liquor licenses through open markets in jurisdictions with a limited number of authorized liquor licenses are capitalized as indefinite-lived intangible assets and are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the carrying amount is not recoverable, an impairment charge is recorded for the excess of the carrying amount over the fair value. Fair value is determined based on prices in the open market for licenses in same or similar jurisdictions. No impairments were recorded during any of the periods presented. Annual liquor license renewal fees are expensed as incurred.

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

As of January 3, 2016 and December 28, 2014, the fair value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and other current liabilities approximated their carrying value due to their short-term nature. The carrying amounts of the long-term debt approximate fair value as interest rates vary with the market interest rates and negotiated terms and conditions are consistent with current market terms (Level 2).

Revenue

Revenue from restaurant sales is recognized when food and beverage products are sold and is presented net of employee meals and complimentary meals. Proceeds from the sale of gift cards that do not have expiration dates are recorded as deferred revenue at the time of the sale and recognized as revenue when the gift card is redeemed by the holder. The portion of gift cards sold which are never redeemed is commonly referred to as gift card breakage. The Company recognizes gift card breakage revenue for gift cards when the likelihood of redemption becomes remote and the Company determines there is no legal obligation to remit the value of the unredeemed gift cards to governmental agencies. The Company estimates the gift card breakage rate based upon the pattern of historical redemptions. Prior to the third quarter of Fiscal 2014, the Company did not recognize any breakage revenue because it did not have sufficient historical data to allow management to reasonably estimate a pattern of historical redemptions. During the third quarter of Fiscal 2014, the Company concluded it had accumulated sufficient historical data from a large pool of homogeneous transactions to allow management to reasonably and objectively determine an estimated pattern of historical gift card redemptions. Accordingly, the Company accounted for this change prospectively as a change in estimate and recorded an adjustment during the third quarter of Fiscal 2014 to recognize previously unrecognized breakage revenue in the amount of $684 on gift cards whose likelihood of redemption was determined to be remote. During the fourth quarter of Fiscal 2014 the Company recognized an additional $195 in gift card breakage revenue. The Company recognized $136 in gift card breakage revenue during Fiscal 2015.

During the fourth quarter of Fiscal 2015, the Company began selling gift cards through a non-related third party. Proceeds from the sale of gift cards that do not have expiration dates are recorded as deferred revenue at the time of the sale and recognized as revenue when the gift card is redeemed by the holder. Commissions related to gift cards sold by third parties are initially deferred and subsequently recognized in earnings as a component of other restaurant operating expense, in the same pattern as the revenue related to the gift card is recognized. Deferred costs are included in prepaid expenses and other current assets in the consolidated balance sheet. The amount of deferred costs at January 3, 2016, attributable to gift cards sold by third parties, was immaterial.

Sales Taxes

Revenue is presented net of sales taxes. The sales tax payable obligation is included in accrued expenses until the taxes are remitted to the appropriate taxing authorities.

Operating Leases and Deferred Rent

The Company operates the majority of its restaurants in leased premises. The Company records the minimum base rents including option periods which in the judgement of management are reasonably assured of renewal. For purposes of calculating straight-line rents, the lease term commences on the date the Company obtains control of the property, which is normally when the property is ready for normal tenant improvements (build-out period). The difference between rent expense and rent paid is recorded as a deferred rent liability. Allowances for tenant improvements are included in the deferred rent liability and recognized over the life of the lease by reducing rent expense. Favorable lease assets and unfavorable lease liabilities, representing the difference between the market rates in effect for acquired leases compared to the various lease payments on individual operating leases, are amortized on a straight-line basis to rent expense over the lease term remaining at the time of the acquisition. Favorable leases are included in other assets (noncurrent) in the consolidated balance sheets. Unfavorable lease liabilities are included in other noncurrent liabilities in the consolidated balance sheets.

Contingent rent expense is recognized, and subsequently accrued, when it becomes probable that the Company will achieve restaurant sales above a specified target amount, evaluated on a per lease basis.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were approximately $6,685, $5,824 and $6,371 for Fiscal 2015, Fiscal 2014 and Fiscal 2013, respectively.

Pre-Opening Costs

Pre-opening costs incurred with the opening of new restaurants are expensed as incurred. These costs include wages, benefits, travel and lodging for the training and opening management teams, and food, beverage and other restaurant operating expenses incurred prior to a restaurant opening for business including lease costs. In addition, preopening costs include marketing costs incurred prior to opening as well as meal expenses for entertaining guests as part of the restaurant opening.

Insurance Reserves

Beginning in Fiscal 2013, the Company self-insured for certain losses related to workers’ compensation claims and Company-sponsored employee health insurance programs. The Company estimates the accrued liabilities for all self-insurance programs at the end of each reporting period. The estimated liability as of December 28, 2014 is undiscounted and was based on a number of assumptions and factors, including historical trends and actuarial assumptions. The accrued liability attributable to all self-insurance programs was $1,230 as of December 28, 2014, and is included in accounts payable and accrued expenses in the consolidated balance sheets. During the fourth quarter of Fiscal 2015, the Company engaged a third party actuary to assist management with estimating its liability for its workers’ compensation claims. The Company determined that in 2015 a discounted approach would be a more appropriate method for determining the obligation given it provides a more accurate estimate of its self-insured losses related to workers’ compensation claims. The liability calculated based on discounted cash flow estimates was $1,580 as of January 3, 2016 compared to an undiscounted liability of approximately $1,700. The estimated current portion of the accrued liability as of January 3, 2016 is $585 and is included in accounts payable and accrued expenses in the consolidated balance sheet. The estimated non-current portion is included in other non-current liabilities. The estimated liability for all other self-insurance programs are not discounted and were based on a number of assumptions and factors, including historical trends and actuarial assumptions. The accrued liability attributable to these other self-insurance programs is $266 as of January 3, 2016 and is included in accounts payable and accrued expenses in the consolidated balance sheets.

To limit exposure to losses, the Company maintains stop-loss coverage through third-party insurers. The deductibles range from approximately $200 to $250 per claim.

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, “Accounting for Income Taxes,” which requires an asset and liability approach for financial accounting and reporting of income taxes. Under ASC Topic 740, income taxes are accounted for based upon the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry-forwards. The Company estimates its annual effective tax rate at each interim period based on the facts and circumstances available at that time while the actual effective tax rate is calculated at year-end. The Company is subject to income taxes in the US, Puerto Rico, Brazil and Mexico. In evaluating its ability to recover its deferred tax assets, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In projecting future taxable income, the Company begins with historical results adjusted for the results of discontinued operations and changes in accounting policies and incorporates assumptions including the amount of future state, federal and foreign pretax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates the Company uses to manage its underlying businesses. In evaluating the objective evidence that historical results provide, the Company considers three years of cumulative operating income (loss).

The Company had historically provided deferred taxes under ASC 740-30-25, formerly APB 23, for the presumed repatriation to the United States earnings from the Company’s Brazilian subsidiaries. In June 2015, the Company asserted that undistributed net earnings of its Brazilian subsidiaries would be indefinitely reinvested in operations outside the United States. This was primarily driven by a reduction in debt service costs on a forward basis as a result of the IPO. Additionally, future US cash projections and the Company’s intent to continue investing in restaurants in foreign jurisdictions with cash generated in those jurisdictions drove the Company’s decision to make the assertion. Because the Company considers the undistributed earnings related to its Brazilian subsidiaries to be indefinitely reinvested, and are expected to continue to be indefinitely reinvested, no provision for United States income and additional foreign taxes has been recorded on aggregate undistributed earnings of its Brazilian subsidiaries.

The Company recognizes tax liabilities in accordance with ASC 740, and adjusts those liabilities when judgments change as a result of evaluation of new information not previously available. Significant judgment is required in assessing, among other things, the timing and amounts of deductible and taxable items. Due to the complexity of some of these uncertainties, the ultimate resolution may result in payment that is materially different from the Company’s current estimate of its tax liabilities. These differences are reflected as increases or decreases to income tax expense in the period in which they are determined.

Income taxes relate to the Company’s domestic federal income tax, Puerto Rico income tax, tax in the Company’s foreign subsidiary in Brazil, tax in the Company’s consolidated joint venture in Mexico, margin tax and state tax in certain US jurisdictions. The provision for income taxes for the foreign subsidiary in Brazil is calculated under the presumed profits method. Under the presumed profits method, the tax authority applies a percentage of the foreign subsidiary’s revenue as the profit margin, and taxes the profits at the current federal rate in Brazil.

The Company applies the authoritative guidance related to uncertainty in income taxes. The Company has concluded that there were no uncertain tax positions identified during its analysis. The Company recognizes interest and penalties, if any, in the period in which they occur in income tax expense. There was no interest expense or penalties incurred, or recorded during Fiscal 2015, Fiscal 2014 or Fiscal 2013.

Share-Based Compensation

The Company measures share-based awards granted to employees and directors based on the fair value of the award on the date of grant. The fair value of stock option awards is determined using the Black-Scholes option-pricing model. The fair value of restricted stock awards is the fair value of the Company’s common stock on the date the restricted stock is awarded.

The fair value of the share-based awards is recognized as an expense, net of estimated forfeitures, over the requisite service period, which is generally the vesting period of the respective award. For awards with both service and performance conditions, the expense is recognized using the graded vesting method. For awards with only service conditions, the expense is recognized using the straight-line method.

For liability-classified awards, compensation expense is recognized over the period during which services are rendered by the employee until completed. At the end of each financial reporting period prior to completion of the service, the fair value of these awards is re-measured using the then-current fair value of the Company’s common stock and updated assumption inputs in the Black-Scholes option-pricing model. The Company did not have any liability-classified awards outstanding as of January 3, 2016 or December 28, 2014.

The Company classifies share-based compensation expense in its consolidated statement of operations and comprehensive income (loss) in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified.

The Company recognizes compensation expense for only the portion of awards that are expected to vest. In developing a forfeiture rate estimate, the Company has considered its historical experience to estimate pre-vesting forfeitures for service-based awards. The impact of a forfeiture rate adjustment is recognized in full in the period of adjustment, and if the actual forfeiture rate is materially different from the Company’s estimate, the Company may be required to record adjustments to share-based compensation expense in future periods.

Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) attributable to Fogo de Chão, Inc. by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share is calculated using net income (loss) attributable to Fogo de Chão, Inc. divided by diluted weighted-average shares of common stock outstanding during each period. Potentially dilutive securities include shares of common stock underlying stock options and restricted stock. Diluted earnings (loss) per share considers the impact of potentially dilutive securities, except in periods in which there is a loss, because the inclusion of the potential common shares would have an anti-dilutive effect.

Foreign Currency Translation

The Company considers the Brazilian Real the functional currency of its Brazilian subsidiary because it conducts substantially all of its business in that currency. The Mexican Peso is the functional currency of the Company’s joint venture in Mexico because substantially all of the business of the joint venture is conducted in that currency. The assets and liabilities of the Brazilian subsidiary and of the joint venture in Mexico are translated into US dollars, which is the Company’s reporting currency, at exchange rates existing at the balance sheet dates. Revenue and expenses are translated at average exchange rates and shareholders’ equity balances are translated at historical exchange rates. Adjustments resulting from translating foreign functional currency financial statements into US dollars are included in the foreign currency translation adjustment, a component of accumulated other comprehensive income (loss). The functional currency of the Company’s other subsidiaries is the US dollar.

Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity during a period except those resulting from investments by and distributions to shareholders. Accumulated comprehensive income (loss) consists of the Company’s net income (loss) and foreign currency translation adjustments from operations in Brazil, net of related income tax effects. Accumulated comprehensive loss attributable to the Company’s joint venture in Mexico consists of the net loss of the joint venture and adjustments resulting from translating the foreign functional currency financial statements of the joint venture into US dollars.

Segment Reporting

Fogo de Chão, Inc. owns and operates full-service, Brazilian steakhouses in the US (including the US Territory of Puerto Rico) and Brazil using a single restaurant concept and brand. Each restaurant under the Company’s single global brand operates with similar types of products and menu, providing a continuous service style, similar contracts, customers and employees, irrespective of location. ASC 280, “Segment Reporting” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company’s segments consist of two operating segments: United States and Brazil. The Company’s joint venture in Mexico is included in the United States for segment reporting purposes as the operations of the joint venture are monitored by the United States segment management.

5. Recently Issued Accounting Standards

Recently issued accounting standards not included below are not expected to have a material impact on the Company’s consolidated financial position or results of operations.

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

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which changes the presentation of debt issuance costs in financial statements, requiring an entity to present such costs in the balance sheet as a direct deduction from the carrying amount of long-term debt, consistent with debt discounts or premiums. Presently, debt issuance costs are reported as an asset (other assets, non-current) in the Company’s consolidated balance sheets. In August 2015, the FASB issued ASU 2015-15, which clarifies the treatment of debt issuance costs attributable to line-of-credit arrangements after the adoption of ASU 2015-03. In particular, ASU 2015-15 clarifies that the SEC staff would not object to an entity deferring and presenting debt issuance costs related to a line-of-credit arrangement as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of such arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-03 and ASU 2015-15 are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods thereafter. Early adoption is permitted. The new guidance would be applied retrospectively to all prior reporting periods presented. The Company is currently assessing the impact of this new guidance on its balance sheet presentation of debt issuance costs attributable to its 2015 Credit Facility.

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes (Topic 740).” This update requires that entities with a classified balance sheet present all deferred tax assets and liabilities as noncurrent. This update is effective for annual and interim periods for fiscal years beginning after December 15, 2016, which will require the Company to adopt these provisions in the first quarter of Fiscal 2017. Early adoption is permitted for financial statements that have not been previously issued. This update can be applied on either a prospective or retrospective basis. The Company is currently assessing the impact of this new guidance on its balance sheet presentation of, and related disclosures regarding, its deferred tax assets and liabilities.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company has not yet evaluated the impact the adoption of this standard will have on its consolidated financial statements.

6. Joint Ventures

Mexico

On July 1, 2014, the Company entered into a joint venture agreement with a non-related party (“Mexican JV Partner,” and together with the Company, the “Parties”) to form JV Churrascaria Mexico, S. de R.L. de C.V. (the “Mexican JV”), for the purposes of jointly developing, constructing and operating Brazilian style steakhouses under the “Fogo de Chão” name in certain locations in Mexico. Pursuant to the joint venture agreement, the Company owns 51% of the ownership interests in the joint venture and is entitled to receive 50% of the profits of the joint venture after the Parties recoup their initial contributions. The Company is also entitled to a license fee equal to a percentage of the annual gross revenue of each restaurant developed, constructed or operated by the Mexican JV.

The Company determined that it is the primary beneficiary of the joint venture since the Company will have the power to direct activities that significantly impact the entity on a day-to-day basis. These activities include, but are not limited to having an affirmative vote over key operating decisions of the joint venture.

In May of 2015, the Mexican JV opened its first restaurant in Mexico City. Fogo Holdings recognized $120 in license fee income during Fiscal 2015. This income, and the related expense recognized by the Mexican JV, are eliminated in consolidated net income. The license fee expense, recognized by the Mexican JV, is included in net income (loss) attributable to the noncontrolling interest. The license fee income, recognized by Fogo Holdings, is included in net income attributable to Fogo de Chão, Inc.

Net income (loss) from the Mexican JV for Fiscal 2015 and Fiscal 2014, have been allocated to the Company’s joint venture partner in accordance with the terms of the joint venture agreement. The assets of the consolidated joint venture are restricted for use only by the joint venture and are not available for the Company’s general operations.

The following table presents the consolidated assets and liabilities of the Mexican JV included within the Company’s consolidated balance sheets as of January 3, 2016 and December 28, 2014, respectively.

	January 3, 2016	December 28, 2014
Cash and cash equivalents	$143	$—
Accounts receivable	48	—
Inventories	103	—
Prepaid expenses and other assets	440	469
Property and equipment, net	1,668	986
Deferred tax assets, noncurrent	12	—
Total assets	$2,414	$1,455
Accounts payable and accrued expenses	$263	$77
Total liabilities	263	77
Fogo de Chão, Inc. investment in joint venture	208	—
Noncontrolling interest	1,943	1,378
Total owners' equity	2,151	1,378
Total liabilities and owners' equity	$2,414	$1,455

Accounts payable include $14 and $77 due to the Company as of January 3, 2016 and December 28, 2014, respectively, and are eliminated in consolidation.

Middle East

During the first quarter of Fiscal 2015, a wholly-owned subsidiary of the Company entered into a shareholders agreement with a non-related party to form FD Restaurants Ltd., a Cayman Islands exempted company (the “Middle East JV”), for the purposes of jointly developing, constructing and operating Brazilian style steakhouses under the “Fogo de Chão” name in certain locations in the United Arab Emirates, Qatar, Kuwait, Oman, Bahrain, the Kingdom of Saudi Arabia and Lebanon. Pursuant to the agreement, the Company will own 51% of the ownership interests in the Middle East JV and will be entitled to receive 50% of the profits of the Middle East JV after the parties recoup their initial contributions. The Company will be entitled to a license fee equal to a percentage of the annual gross revenue of each restaurant developed, constructed or operated by the Middle East JV. The Company accounts for its investment in the Middle East JV under the equity method as it has determined that it does not have a controlling interest in the Middle East JV since the Company will not have the power to direct activities that significantly impact the Middle East JV on a day-to-day basis, but does have the ability to exercise significant influence. The Company’s consolidated financial statements do not include any amounts of license fee revenue attributable to the Middle East JV, as the construction of restaurants included in the joint venture are currently in process. As of January 3, 2016, the Company has no basis in the Middle East JV as it has not contributed any capital to the entity.

7. Property and Equipment, Net

Property and equipment, net consists of the following:

	January 3,	December 28,
	2016	2014
Land	$5,340	$5,340
Buildings	4,810	4,810
Leasehold improvements	133,559	106,486
Furniture, fixtures and equipment	20,081	14,529
Automobiles	101	255
Construction in progress	5,704	4,240
	169,595	135,660
Less: Accumulated depreciation and amortization	(32,908)	(22,454)
Property and equipment, net	$136,687	$113,206

Depreciation and amortization expense was $12,201, $11,349 and $8,693 for Fiscal 2015, Fiscal 2014 and Fiscal 2013, respectively.

Property and equipment attributable to the Company’s operations in the US (including the US Territory of Puerto Rico), accounted for 92% and 89% of total property and equipment, net (excluding land) at January 3, 2016 and December 28, 2014, respectively. Property and equipment attributable to the Company’s operations in Brazil accounted for 6% and 10% of total property and equipment, net (excluding land) at January 3, 2016 and December 28, 2014, respectively. Land is solely attributable to the Company’s operations in the US.

8. Goodwill and Intangible Assets

The following is a reconciliation of the beginning and ending balances of goodwill:

	January 3, 2016	December 28, 2014
Goodwill
United States	$173,356	$173,356
Brazil	62,663	62,663
Foreign exchange impact	(15,703)	(8,346)
Balance, beginning of year	220,316	227,673
Foreign exchange impact	(14,969)	(7,357)
Balance, end of year	$205,347	$220,316

The Company regularly evaluates whether events and circumstances have occurred that may indicate a potential change in recoverability of goodwill. The Company performs its annual goodwill impairment review during its fiscal fourth quarter. The Company’s last annual review indicated that there was no impairment of goodwill, and that the reporting units had estimated fair values that were in excess of their carrying values, including goodwill. There have been no impairments to goodwill recognized.

Intangible assets include the following:

	January 3, 2016		December 28, 2014
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Non-compete agreements (definite-lived):
United States	$1,100	$(752)	$1,100	$(532)
Brazil	400	(273)	400	(193)
Foreign exchange impact	(195)	133	(100)	48
Non-compete agreements, net	1,305	(892)	1,400	(677)
Trade name (indefinite-lived):
United States	77,200		77,200
Brazil	30,100		30,100
Foreign exchange impact	(14,733)		(7,543)
Trade name	92,567	—	99,757	—
Total	$93,872	$(892)	$101,157	$(677)

Amortization expense for definite-lived intangibles was $270, $289 and $296 for Fiscal 2015, Fiscal 2014 and Fiscal 2013, respectively. Amortization expense for Fiscal 2016 and Fiscal 2017 is expected to be $261 and $152, respectively.

Goodwill and intangible assets of the Company’s Brazilian reporting unit are denominated in the Brazilian Real. These assets are translated into US dollars at the rate of exchange as of the applicable balance sheet date. As a result, the US dollar value of goodwill and intangibles is impacted by the fluctuation in the exchange rate.

9. Deferred Rent

Deferred rent consists of the following:

	January 3, 2016	December 28, 2014
Tenant allowance	$5,609	$6,772
Deferred rent	12,539	4,179
	18,148	10,951
Less: Current portion	(317)	(309)
Total, less current portion	$17,831	$10,642

Many of the Company’s operating leases contain rent escalations at various periods during the applicable lease term. The Company recognizes rental expense for minimum lease payments for these leases on a straight-line basis over the base term of the lease. Any allowances from the landlord used for tenant improvements are reflected as property and equipment with a corresponding credit to a liability account. Amounts recorded to normal tenant improvements are depreciated over the lesser of the asset’s useful life or the lease term. The corresponding liability is amortized over the initial lease term.

Favorable lease assets and unfavorable lease liabilities:

	January 3, 2016	December 28, 2014
Favorable lease assets	$738	$738
Less: Accumulated amortization	(376)	(304)
Foreign exchange impact	(166)	(85)
Favorable lease assets, net	$196	$349
Unfavorable lease liabilities	$2,128	$2,128
Less: Accumulated amortization	(1,035)	(732)
Unfavorable lease liabilities, net	$1,093	$1,396

Favorable lease assets and unfavorable lease liabilities represent the difference between the market rates in effect for acquired leases compared to the various lease payments on individual operating leases. Favorable lease assets and unfavorable lease liabilities are amortized to rent expense on a straight-line basis over the lease term remaining at the time of the acquisition. The amortization of favorable lease assets increases rent expense, while the amortization of unfavorable lease liabilities decreases rent expense. The net decrease in rent expense, resulting from the amortization of favorable lease assets and unfavorable lease liabilities, was $185, $153 and $180 for Fiscal 2015, Fiscal 2014 and Fiscal 2013, respectively. Amortization of these lease assets and lease liabilities is expected to result in a net decrease in rent expense of approximately $193 for Fiscal 2016; $171 for Fiscal 2017; $140 for Fiscal 2018; $97 for Fiscal 2019 and $97 for Fiscal 2020. Favorable lease assets are included in other assets (noncurrent) in the consolidated balance sheets. Unfavorable lease liabilities are included in other noncurrent liabilities in the consolidated balance sheets.

10. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	January 3,	December 28,
	2016	2014
Accounts payable	$14,948	$10,590
Deferred rent (current)	317	309
Payroll and payroll related	7,048	9,975
Interest payable	62	3,587
Sales and beverage taxes payable	2,445	1,971
Self-insurance reserves	851	1,230
Income and other taxes payable	1,222	1,018
Other accrued expenses	2,014	3,108
Total	$28,907	$31,788

11. Long-Term Debt

Long-term debt consists of the following:

	January 3,	December 28,
	2016	2014
2012 Credit Facility:
Term Loan A	$—	$223,434
Term Loan B	—	25,000
2015 Credit Facility:
Revolving Credit Facility	165,000	—
	165,000	248,434
Debt discount	—	(5,389)
Line of credit (2012 Credit Facility)	—	—
	165,000	243,045
Less: Current portion of long-term debt	—	(4,788)
Long-term debt, less current portion	$165,000	$238,257

On June 24, 2015, in connection with the closing of the IPO, the Company refinanced its existing credit facility (the “2012 Credit Facility”) and Brasa (Holdings) Inc., an indirect subsidiary of the Company, as the borrower (the “Borrower”) and Brasa (Purchaser) Inc., a direct subsidiary of the Company, entered into a new credit facility (the “2015 Credit Facility”).

Upon the closing of the IPO, the Company drew down $165,000 under the 2015 Credit Facility and used those borrowings, along with the net proceeds from the IPO, to repay the outstanding existing debt under the 2012 Credit Facility. The Company recorded a loss on the extinguishment of $5,991, which included the write-off of unamortized debt issuance costs of $825 and original issue discount of $4,840. In addition, the Company was required to pay a $250 pre-payment premium on Term Loan B and $76 in legal and other expenses directly attributable to the extinguishment.

The Company had previously amended its 2012 Credit Facility in August 2013 and again in April 2014, both of which resulted in modifications of Term Loan A. The Company recorded a loss on the modifications of $6,875 and $3,090 in Fiscal 2013 and Fiscal 2014, respectively.

2012 Credit Facility

The Company’s 2012 Credit Facility consisted of two term loans (Term Loan A and Term Loan B) and a revolving line of credit. Term Loan A principal was due in quarterly installments and bore interest quarterly, at 3-month LIBOR plus a spread of 4.00% with a LIBOR floor value of 1.00%. The maturity date of Term Loan A was July 20, 2019. Term Loan B had a maturity date of January 20, 2020 and bore interest at LIBOR plus a spread of 9.50% with a LIBOR floor value of 1.50%. The revolving line of credit bore interest at a rate of LIBOR plus a spread of 4.00% and had a maturity date of July 20, 2017. Additionally, the Company paid a commitment fee on the unused portion of the revolving line of credit at a rate of 0.50%.

The Company was required to maintain certain financial covenants as defined in the credit facility agreement. Under the terms of the agreement, various remedies existed for the lender should the terms of the covenants not be met, including changes in interest rates and other fees or charges. The Company was in compliance with these covenants at December 28, 2014.

Under the terms of the 2012 Credit Facility agreement, the Company was required to make mandatory prepayments in the event of Excess Cash Flows, as defined in the credit facility agreement.

Brasa Holdings was the sole issuer of all of the outstanding debts and revolving line of credit of the 2012 Credit Facility. The 2012 Credit Facility was secured by substantially all assets of Brasa Holdings and its subsidiaries.

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

The Borrower and its restricted subsidiaries are subject to affirmative, negative and financial covenants, and events of default customary for facilities of this type (with customary grace periods, as applicable, and lender remedies). The covenants, among other things, restrict, subject to certain exceptions, the Borrower’s and each of its restricted subsidiary’s ability to (i) incur additional indebtedness, (ii) issue stock, (iii) create liens on assets, (iv) engage in mergers or consolidations, (v) sell assets, (vi) make investments, loans or advances, (vii) make certain acquisitions, (viii) engage in certain transactions with affiliates, (ix) authorize or pay dividends, (x) enter into certain restrictive agreements and (xi) change lines of business or fiscal year. In addition, the Borrower will be required to maintain two financial covenants, which include a maximum Total Rent Adjusted Leverage Ratio (at levels that may vary by quarter until maturity) and a minimum Consolidated Interest Coverage Ratio. Beginning with the third quarter ending September 27, 2015, these required ratios are 5.50 to 1 and 2.00 to 1, respectively. The Company was in compliance with these covenants at January 3, 2016.

Because the Company is not required to make principal payments on any outstanding balance under the Revolving Credit Facility until June 24, 2020, any outstanding balance is reported as non-current in the Company’s consolidated balance sheet as a component of long-term debt.

As of January 3, 2016, the Company had five letters of credit outstanding for a total of $2,373 and $82,627 of available borrowing capacity under the 2015 Credit Facility.

Debt Issuance Costs

Costs incurred in connection with the issuance of long-term debt are amortized to interest expense using the effective interest rate method over the term of the related credit facility. Remaining unamortized debt issuance costs were $2,595 and $989 as of January 3, 2016 and December 28, 2014, respectively, and are included in other assets (noncurrent) in the consolidated balance sheets.

12. Share-Based Compensation

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

Both the 2012 Plan and the 2015 Plan are administered by the board of directors of Fogo de Chão, Inc., or at the discretion of the board of directors, by a committee of the board. The exercise prices, vesting and other restrictions are determined at the discretion of the board of directors, or a committee of the board, as applicable, except that the exercise price per share of stock options may not be less than the fair market value of the share of common stock on the date of grant and the term of the stock option may not be greater than ten years (the maximum allowed contractual life).

Stock Options

Prior to the IPO, stock options granted under the 2012 Plan were typically granted to employees in two tranches, each with separate exercise prices. The exercise price for the first tranche was based on the fair value of common stock on the date of grant, and the exercise price of the second tranche was typically 200% of the fair value of common stock on the date of grant. These options typically vest upon both (i) the completion of a four or five year vesting period and (ii) the satisfaction of a Liquidity Event, as that term is defined in the stock option award agreement. Under the terms of the option award agreement, a Liquidity Event is defined as the earlier to occur of (i) a change in control transaction or (ii) an initial public offering. As the completion of a Liquidity Event cannot be considered probable until it occurs, no expense associated with these awards was recorded until the Liquidity Event occurred. Upon the closing of the IPO, options for the purchase of 783,606 shares of common stock vested as a result of the satisfaction of the Liquidity Event vesting condition. The Company recognized $5,658 of compensation expense associated with these options upon the closing of the IPO.

During the second quarter of Fiscal 2015, the Company granted stock options for the purchase of 138,200 shares of common stock with an exercise price of $20.00. Each stock option grant was immediately vested 20% on the grant date and continues to vest 20% on each of the first four anniversaries of the grant date, subject to the participant’s continued service with the Company through each such anniversary date. These stock options were granted under the 2015 Plan.

The weighted average grant-date fair value of stock options granted during Fiscal 2015, Fiscal 2014 and Fiscal 2013 was $6.50, $3.51 and $3.33, respectively.

The fair values of the stock options granted were estimated on the date of grant using the Black-Scholes option-pricing model. The following table sets forth the assumptions that the Company used to determine the fair value of the stock options granted, presented on a weighted-average basis:

Assumptions:	Fiscal 2015	Fiscal 2014	Fiscal 2013
Expected life (in years)	6.0	6.1	6.3
Risk-free interest rate	1.86%	1.76%	1.77%
Volatility	30%	42%	47%
Dividend yield	0%	0%	0%

Prior to the IPO, the Company was a privately held company and accordingly lacks sufficient company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on the historical volatility of a publicly-traded group of peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. The expected life of the options represents the estimated period of time until exercise and is based on historical experience of similar options, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. The expected life of the stock options granted during the second quarter of Fiscal 2015 was calculated using the simplified method, which is an average of the contractual term of the option and its ordinary vesting period, as the Company does not have sufficient relevant historical data for determining the expected life of these stock option awards. The risk-free interest rate is determined by reference to the US Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

The following table summarizes the Company’s stock option activity for Fiscal 2015:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 28, 2014	2,245,474	$10.21
Granted	140,516	$19.85
Exercised	—	—
Forfeited	(61,263)	$13.74
Outstanding at January 3, 2016	2,324,727	$10.70	7.0	$753
Vested (and exercisable) at January 3, 2016	1,246,537	$10.26	6.8	$379
Unvested at January 3, 2016	1,078,190	$11.22

The aggregate intrinsic value represents the amount by which fair value of the Company’s stock exceeds the exercise price of the stock option.

As of January 3, 2016, the Company had an aggregate of $1,558 of unrecognized share-based compensation cost related to outstanding stock options, which is expected to be recognized over a weighted average period of 2.9 years.

As of January 3, 2016, no stock options have been exercised.

Restricted Stock

The Company has granted restricted common stock with time-based vesting conditions. Unvested shares of restricted common stock may not be sold or transferred by the holder. These restrictions lapse according to the time-based vesting conditions of each award which is typically between two and four years. The fair value of restricted stock awards is the fair value of the Company’s common stock on the date the restricted stock is awarded.

The weighted average grant-date fair value of restricted stock granted during Fiscal 2015, Fiscal 2014 and Fiscal 2013 was $13.14, $10.78 and $8.05, respectively.

The following table summarizes the Company’s restricted stock activity for Fiscal 2015:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at December 28, 2014	315,451	$7.69
Issued	5,702	$13.14
Vested	(154,684)	$7.69
Forfeited	—	—
Unvested at January 3, 2016	166,469	$7.87

The grant-date fair value of restricted stock that vested during Fiscal 2015, Fiscal 2014 and Fiscal 2013 totaled $1,189, $1,099 and $1,087, respectively.

As of January 3, 2016, the Company had an aggregate of $279 of unrecognized share-based compensation cost related to outstanding unvested restricted common stock, which is expected to be recognized over a weighted average period of 1.4 years.

Share-Based Compensation Expense

The Company recorded share-based compensation expense related to stock options and restricted stock in the following expense categories in its statements of operations and comprehensive income (loss):

	Fiscal 2015	Fiscal 2014	Fiscal 2013
Restaurant operating expenses	$1,795	$368	$672
General and administrative	4,997	397	692
Total	$6,792	$765	$1,364

Shares Available

As of January 3, 2016, 84,014 and 1,069,090 shares remained available for future issuance under the 2012 Plan and 2015 Plan, respectively.

13. Earnings Per Share

The following table sets forth the computations of basic and dilutive earnings per share:

	Fiscal 2015	Fiscal 2014	Fiscal 2013
Net income (loss) attributable to Fogo de Chão, Inc.	$27,865	$17,555	$(937)
Basic weighted average shares outstanding	25,519,312	22,697,106	22,554,969
Effect of dilutive securities:
Unvested restricted stock	255,857	316,376	—
Stock options	548,946	2,979	—
Diluted weighted average number of shares outstanding	26,324,115	23,016,461	22,554,969
Basic earnings (loss) per share	$1.09	$0.77	$(0.04)
Diluted earnings (loss) per share	$1.06	$0.76	$(0.04)

The Company excluded stock options to purchase 2.2 million and 2.0 million shares of common stock from the computation of diluted earnings (loss) per share for Fiscal 2014 and Fiscal 2013. These options have performance-based vesting conditions related to a Liquidity Event, as that term is defined in the stock option award agreement. Because these stock options do not vest unless the performance-based vesting condition is met, they would only be included in the computation of diluted earnings per share if the performance-based vesting condition had been satisfied or would have been satisfied as of the reporting date. Because the performance-based vesting condition had not been satisfied and would not have been satisfied as of December 28, 2014 or as of December 29, 2013, respectively, they have been excluded from the calculation of diluted earnings (loss) per share for Fiscal 2014 and Fiscal 2013.

The Company excluded stock options to purchase 161,460 and 15,528 shares of common stock from the computation of diluted earnings (loss) per share for Fiscal 2015 and Fiscal 2013, because their inclusion would have been anti-dilutive.

The Company excluded 3,386, 4,632 and 602,090 of unvested restricted stock from the computation of diluted earnings (loss) per share for Fiscal 2015, Fiscal 2014 and Fiscal 2013, respectively, because their inclusion would have been anti-dilutive.

14. Income Taxes

The following table summarizes the income (loss) from continuing operations, before income taxes, net equity in earnings of affiliates for Fiscal 2015, Fiscal 2014 and Fiscal 2013:

	Fiscal 2015	Fiscal 2014	Fiscal 2013
United States	$4,284	$8,692	$(10,679)
Foreign	9,545	15,572	12,214
	$13,829	$24,264	$1,535

Income Tax Provision

The income tax expense (benefit) from continuing operations, for Fiscal 2015, Fiscal 2014 and Fiscal 2013 consists of the following:

	Fiscal 2015	Fiscal 2014	Fiscal 2013
Current tax expense
US Federal	$—	$—	$—
State and local	248	239	152
Foreign	1,889	2,388	2,135
Total current tax expense	2,137	2,627	2,287
Deferred tax expense (benefit)
US Federal	(15,541)	4,117	157
State and local	(422)	247	28
Foreign	(342)	—	—
Total deferred tax expense (benefit)	(16,305)	4,364	185
Income tax expense (benefit)	$(14,168)	$6,991	$2,472

Effective and Statutory Rate Reconciliation

The following table summarizes a reconciliation of income tax expense (benefit) for continuing operations, calculated at the US statutory federal income tax rate of 35%, to total income tax expense (benefit) for Fiscal 2015, Fiscal 2014 and Fiscal 2013:

	Fiscal 2015	Fiscal 2014	Fiscal 2013
Income tax expense at federal statutory rate	$4,840	$8,549	$537
Increases/(Decreases) due to:
State income taxes, net of federal benefit	(261)	472	656
Puerto Rico loss	(19)	—	—
Share-based compensation	265	258	300
Employment credits	961	858	688
Change in estimate, primarily related to transaction costs	527	—	(1,508)
Differences due to other non-deductible expenses	216	(635)	162
Foreign tax rate differential	(1,750)	(3,138)	(2,187)
Employment credits generated	(2,746)	(2,146)	(1,965)
Unremitted earnings	(13,198)	5,063	3,331
Change in valuation allowance	(2,677)	(1,715)	2,458
Out-of-period adjustment	(308)	(575)	—
Other	(18)	—	—
Total income tax expense (benefit), net	$(14,168)	$6,991	$2,472

During the first quarter of Fiscal 2015, the Company recognized a $308 discrete tax benefit related to a true-up of the deferred tax asset on Fiscal 2014 alternative minimum tax credits.

During the fourth quarter of Fiscal 2014, the Company identified errors of $575 in consolidated income tax expense for Fiscal 2013, and $575 in consolidated comprehensive loss for the period May 24, 2012 to December 30, 2012. The errors related to accounting entries made in connection with deferred tax assets recorded on cumulative translation adjustments in Fiscal 2012, and the subsequent recording of a valuation allowance on such adjustments in Fiscal 2013. The Company corrected these errors in the fourth quarter of Fiscal 2014, which had an effect of reducing income tax expense by $575, and reducing other comprehensive income by $575 for Fiscal 2014. The Company does not believe these adjustments are material to the consolidated financial statements for Fiscal 2014 or to the consolidated financial statements of any prior period.

The significant components of the difference between the statutory tax rate and the annual effective tax rate are attributable to change in assertion regarding unremitted foreign earnings, the change in valuation allowances, FICA tip credits, statutory tax rate differential between foreign jurisdictions and the US, change in prior year estimates related to the deductible amount of costs incurred in connection with the IPO, nondeductible expenses, and state taxes.

Deferred Income Taxes

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and (b) operating loss and tax credit carryforwards. These items are stated at the enacted tax rates that are expected to be in effect when taxes are actually paid or recovered.

Significant components of deferred tax assets and liabilities as of January 3, 2016 and December 28, 2014 are as follows:

	January 3, 2016	December 28, 2014
Deferred tax assets
Deferred revenue	$1,044	$533
Tenant allowances	4,839	2,637
Capitalized transaction costs	2,539	3,421
Deferred rent liability	2,402	1,627
Net operating loss carryforwards	8,824	11,937
FICA tip credit carryforward	8,164	5,612
Cumulative translation adjustment	—	3,203
Favorable/Unfavorable leases	380	461
Accrued expenses	892	560
Share-based compensation	2,381	31
AMT credit carryforward	556	—
Other	42	107
Valuation allowance	—	(2,837)
Total deferred tax assets	32,063	27,292
Deferred tax liabilities
Tax depreciation in excess of book depreciation	(10,839)	(8,799)
Goodwill and intangible assets	(33,915)	(28,872)
Debt costs	—	(1,537)
Unremitted foreign earnings	—	(17,080)
Other	—	—
Total deferred tax liabilities	(44,754)	(56,288)
Net deferred tax liabilities	$(12,691)	$(28,996)

The Company has net deductible goodwill for income tax purposes of $81,326 at January 3, 2016.

The Company’s $8,824 deferred tax asset related to net operating loss carryforwards is net of unrealized excess tax benefits related to share-based compensation. The impact of the excess tax benefit will be recognized in additional paid-in capital upon utilization of the Company’s net operating loss and tax credits carryforward.

The Company has gross US federal net operating loss carryforwards in the amount of $21,937 at January 3, 2016 and $31,467 at December 28, 2014. These carryforwards will begin to expire in 2032. The Company has foreign net operating losses of $576 at January 3, 2016 which will begin to expire in 2024. The Company has state net operating loss carryforwards in various states in amounts ranging from $252 to $3,398 that expire over the next 19 years. The Company has AMT credit carryforwards of $556 that can be carried forward indefinitely, as well as federal general business tax credit carryforwards of approximately $8,164 which begin to expire in 2032. Immediately before expiration, unused credits may be converted to NOL deductions and carried forward an additional 20 years.

On July 21, 2012, the Company purchased 100% of the interest in Fogo de Chão Churrascaria (Holdings) LLC, a Delaware limited liability company from FC Holdings Inc. This event constitutes a change in ownership for purposes of Section 382 of the Internal Revenue Code (“IRC”). As a result, the amount of pre-change net operating losses (“NOLs”) and other tax attributes that are available to offset future taxable income are subject to an annual limitation. The annual limitation is based on the value of the corporation as of the effective date of the acquisition. As of December 28, 2014, the Company’s cumulative limitation was in excess of NOLs subject to Section 382 of the IRC. The Company utilized all NOLs subject to Section 382 in its December 28, 2014 Federal tax return. Subsequent ownership changes may result in further limitation on the Company’s ability to utilize existing NOLs and other tax attributes.

The Company had historically provided deferred taxes under ASC 740-30-25, formerly APB 23, for the presumed repatriation to the US earnings from the Company’s Brazilian subsidiaries. In June 2015, the Company asserted that undistributed net earnings of its Brazilian subsidiaries would be indefinitely reinvested in operations outside the US. This was primarily driven by a reduction in debt service costs on a forward basis as a result of the IPO. Additionally, future US cash projections and the Company’s intent to continue investing in restaurants in foreign jurisdictions with cash generated in those jurisdictions, drove the Company’s decision to make the assertion. As a result of the change in assertion, the Company reduced its deferred tax liabilities related to undistributed foreign earnings by $13,877.

The Company considers the undistributed earnings related to its Brazilian subsidiaries to be indefinitely reinvested and are expected to continue to be indefinitely reinvested. Accordingly, no provision for US income and additional foreign taxes has been recorded on aggregate undistributed earnings of $33,370 as of January 3, 2016. If there is a change in assertion regarding indefinite reinvestment of the undistributed earnings of the Company’s Brazilian subsidiaries the Company would record a deferred tax liability attributable to those undistributed earnings in the amount of approximately $11,800. As of January 3, 2016, $11,120 in cash and cash equivalents is held in Brazil by the Company’s Brazilian subsidiaries and would be subject to additional taxes if repatriated to the US.

ASC 740 requires that the Company reduce its deferred income tax assets by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that all or a portion of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. In 2015, the Company made the decision to release its valuation allowance against its net deferred tax asset, net of deferred tax liabilities, related to assets with indefinite lives. The decision to release the valuation allowance was triggered in conjunction with the IPO. Reduced debt service costs and historic cumulative earnings (US pretax income plus permanent tax differences) were all sources of positive evidence that led the Company to believe that it was more likely than not that it would be able to realize its net deferred tax assets. The Company recorded a valuation allowance of $2,837 as of December 28, 2014 against its net deferred tax assets that are in excess of the deferred tax liabilities (excluding “naked credits”). Naked credits refer to deferred tax liabilities associated with the tax amortization of goodwill and indefinite lived intangible assets that are not amortized for financial reporting purposes. No valuation allowance was recorded as of January 3, 2016.

Changes in the valuation allowance for deferred tax assets were as follows:

	Fiscal 2015	Fiscal 2014
Valuation allowance as of the beginning of the year	$2,837	$4,030
Charge as (benefit) expense to income tax provision	(2,837)	(2,290)
Changes to other comprehensive income	—	1,097
Valuation allowance as of end of year	$—	$2,837

As of January 3, 2016, the Company had no unrecognized tax benefits. The Company is subject to income taxes in the US federal jurisdiction and various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company has considered whether there are any uncertain tax positions, and has determined that there are no such uncertain tax positions.

The Company is potentially subject to income tax audits in numerous jurisdictions in the US and internationally until the applicable statute of limitations expires. The following is a summary of tax years potentially subject to examination in the significant tax and business jurisdictions in which the company operates:

Jurisdiction	Tax Years Subject to Examination
Brazil	2009 - 2014
United States (Federal, state, local)	2012 - 2014

15. Commitments and Contingencies

Lease Commitments

The Company leases its corporate office and various of its restaurant locations under non-cancelable operating leases. These leases have initial lease terms of between ten and twenty years and generally carry renewal options that can extend the term of the leases for an additional five to ten years.

Certain lease arrangements have contingent rental payments based on net sales thresholds per the lease agreement. Accrued liability for contingent rent was $196 and $148 as of January 3, 2016 and December 28, 2014, respectively. These balances are included in accounts payable and accrued expenses in the consolidated balance sheets.

Future minimum lease payments for non-cancelable leases (excluding contingent rental payments) are as follows:

2016	$17,920
2017	18,171
2018	16,377
2019	15,277
2020	14,891
Thereafter	92,202
Total	$174,838

Future minimum lease payments attributable to locations in Brazil and Mexico, which will be made in the functional currency of the respective countries, have been estimated using the period-end currency exchange rate.

Rent expense, attributable to non-cancelable operating leases for the Company’s corporate office and restaurant locations, for Fiscal 2015, Fiscal 2014 and Fiscal 2013, was $18,384, $16,875 and $15,533, respectively. Favorable lease assets and liabilities are amortized to rent expense on a straight-line basis over each respective operating lease term. The amortization of favorable lease assets increases rent expense, while the amortization of unfavorable lease liabilities decreases rent expense. The net decrease in rent expense, resulting from the amortization of these favorable lease assets and unfavorable lease liabilities, was $185, $153 and $180 for Fiscal 2015, Fiscal 2014 and Fiscal 2013, respectively. Amortization of these lease assets and lease liabilities is expected to result in a net decrease in rent expense of approximately $193 for Fiscal 2016; $171 for Fiscal 2017; $140 for Fiscal 2018; $97 for Fiscal 2019; and $97 for Fiscal 2020.

Litigation

The Union of Workers in Hotels, Apart-Hotels, Motels, Flats, Restaurants, Bars, Snack Bars and Similar (the “Union”) in São Paulo and the Region brought claims in 2011 on behalf of certain employees of one of the Company’s Sao Paulo restaurants asserting that the restaurant charged mandatory tips and did not properly calculate compensation payable to or for the benefit of those employees. The Company is currently engaged in the delivery of documents and information to, and anticipate negotiations with, the Union. At this time, the Company does not know how many employees could be affected or the relevant time period for, or the appropriate method of, calculating any amounts that may be payable. In light of the forgoing and the inherent uncertainties involved in Brazilian labor matters, the Company is currently unable to reasonably estimate the possible loss or a range of possible losses that may result from the Union’s claims.

The Company is engaged in ordinary and routine litigation incidental to its business. Management does not anticipate that any amounts that the Company may be required to pay by reason of such litigation will have a materially adverse effect on its financial position or the results of its operations.

16. Concentration Risk

The Company previously relied on three food distributors for the majority of its beef and grocery purchases for its operations in the US and Brazil and, effective Fiscal 2015, now relies on one distributor for substantially all of its beef purchases for its operations in the US. However, the products purchased through this distributor are widely available at similar prices from multiple distributors. The Company does not anticipate any risk to the business in the event that one or all of these distributors is no longer available to provide their goods or services. However, a change in suppliers could potentially result in different costs.

17. Segment Reporting

The Company owns and operates full-service, Brazilian steakhouses in the United States (including the US Territory of Puerto Rico) and Brazil under the brand name Fogo de Chão. Each restaurant operates with similar types of products and menus, providing a continuous service style, irrespective of location. Sales from external customers are derived principally from food and beverage sales, and the Company does not rely on any major customers as a source of sales. The Company’s joint venture in Mexico is included in the United States for segment reporting purposes as the operations of the joint venture are monitored by the United States segment management.

The following table presents the financial information of the Company’s operating segments for Fiscal 2015, Fiscal 2014 and Fiscal 2013.

	Fiscal 2015	Fiscal 2014	Fiscal 2013
Revenue
United States(a)	$227,209	$200,010	$162,442
Brazil	44,425	62,270	56,797
Total revenue	$271,634	$262,280	$219,239
Restaurant contribution
United States	$70,651	$63,003	$49,331
Brazil	14,544	22,118	19,343
Total segment restaurant contribution	$85,195	$85,121	$68,674

(a)	For Fiscal 2015, amount includes $3,659 attributable to the joint venture in Mexico and $4,450 attributable to the Company’s restaurant in Puerto Rico.

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

The following table sets forth the reconciliation of total segment restaurant contribution to income from operations for Fiscal 2015, Fiscal 2014 and Fiscal 2013.

	Fiscal 2015	Fiscal 2014	Fiscal 2013
Total segment restaurant contribution	$85,195	$85,121	$68,674
Marketing and advertising costs	6,618	5,585	6,188
General and administrative costs	32,566	21,419	18,239
Pre-opening costs	4,858	1,951	4,764
Loss on extinguishment/modification of debt	5,991	3,090	6,875
Depreciation and amortization	12,471	11,638	8,989
Other operating (income) expense, net	(291)	46	(371)
Total other operating costs and expenses	62,213	43,729	44,684
Income from operations	$22,982	$41,392	$23,990

The table below sets forth the property and equipment attributable to each segment as of January 3, 2016 and

December 28, 2014.

	January 3,	December 28,
	2016	2014
Property and equipment, net
United States(a)	$127,351	$101,626
Brazil	8,446	10,832
Total segment property and equipment, net	135,797	112,458
Corporate office(b)	890	748
Total property and equipment, net	$136,687	$113,206

(a)

Property and equipment, net as of January 3, 2016 and December 28, 2014, includes $1,668 and $986, respectively, attributable to the joint venture in Mexico and includes $3,782 and $2,718 attributable to the Company’s restaurant in Puerto Rico, respectively.

(b)	Property and equipment, net attributable to the Company’s corporate office in the US.

The table below sets forth the capital expenditures attributable to each segment during Fiscal 2015, Fiscal 2014 and Fiscal 2013.

	Fiscal 2015	Fiscal 2014	Fiscal 2013
Capital expenditures
United States(a)	$36,165	$16,779	$34,277
Brazil	3,595	1,175	4,365
Total capital expenditures(b)	$39,760	$17,954	$38,642

(a)

Amount for Fiscal 2015 and Fiscal 2014 includes $1,106 and $1,065, respectively, attributable to the joint venture in Mexico. For all periods presented, amount excludes capital expenditures attributable to the Company's corporate office in the US.

(b)	Total capital expenditures include non-cash capital expenditures included within accounts payable and accrued expenses as of the end of the period.

The table below sets forth total assets as of January 3, 2016 and December 28, 2014.

	January 3,	December 28,
	2016	2014
Total assets
United States(a)	$414,379	$380,566
Brazil	73,116	96,603
Total assets	$487,495	$477,169

(a)

Total assets as of January 3, 2016 and December 28, 2014, include total assets of $2,414 and $1,455, respectively, attributable to the joint venture in Mexico that may only be used to settle the obligations of the joint venture. For both periods presented, total assets include assets attributable to the Company’s corporate office in the US and assets that are not directly attributable to restaurant operations.

18. Condensed Financial Information for Parent Company

Fogo de Chão, Inc. has no material assets or standalone operations other than its ownership in Brasa Holdings and its subsidiaries.

The 2015 Credit Facility agreement includes, and the 2012 Credit Facility agreement included, restrictions on Fogo de Chão, Inc.’s ability to obtain funds from any of its subsidiaries through dividends, loans or advances. Accordingly, this condensed financial information has been presented on a “Parent-only” basis. Under a Parent-only presentation, Fogo de Chão, Inc.’s investments in its consolidated subsidiaries are presented under the equity method of accounting.

The following tables present the financial position of Fogo de Chão, Inc. as of January 3, 2016 and December 28, 2014, and the results of its operations for Fiscal 2015, Fiscal 2014 and Fiscal 2013.

	January 3,	December 28,
	2016	2014
Assets:
Investments in Brasa (Holdings) Inc. and its subsidiaries	$250,611	$154,081
Total assets	$250,611	$154,081
Shareholders' Equity:
Preferred stock, $0.01 par value, 15,000,000 shares authorized, no shares issued and outstanding as of January 3, 2016; no shares authorized as of December 28, 2014	$—	$—
Common stock, $0.01 par value, 200,000,000 shares authorized and 28,069,466 shares issued and outstanding as of January 3, 2016; 30,550,560 shares authorized and 22,813,378 shares issued and outstanding as of December 28, 2014	281	228
Additional paid-in capital	274,344	175,987
Accumulated earnings	35,451	7,586
Accumulated other comprehensive loss	(59,465)	(29,720)
Total shareholders' equity	$250,611	$154,081

	Fiscal 2015	Fiscal 2014	Fiscal 2013
Equity in net income (loss) of Brasa (Holdings) Inc. and its subsidiaries	$27,865	$17,555	$(937)
Net income (loss) attributable to Fogo de Chão, Inc.	27,865	17,555	(937)
Other comprehensive loss	(29,745)	(14,561)	(14,388)
Comprehensive income (loss)	$(1,880)	$2,994	$(15,325)
Basic earnings (loss) per share	$1.09	$0.77	$(0.04)
Diluted earnings (loss) per share	$1.06	$0.76	$(0.04)
Basic weighted average shares outstanding	25,519,312	22,697,106	22,554,969
Diluted weighted average shares outstanding	26,324,115	23,016,461	22,554,969

There were no cash flows at the parent company during Fiscal 2015, Fiscal 2014 or Fiscal 2013.

19. Related-Party Transactions

The Company and its wholly-owned subsidiaries entered into an agreement with an affiliated entity of its private equity fund owners (“Sponsor”) to provide management, consulting and financial and other advisory services to the Company (the “Advisory Services Agreement”). The Advisory Services Agreement required the Company to pay Sponsor a non-refundable periodic retainer fee in an amount per year of the greater of $750 or 1.50% of Consolidated EBITDA, as defined in the Advisory Services Agreement, for the immediately preceding fiscal year. The Advisory Services Agreement was terminated upon the consummation of the IPO and the Company paid a one-time fee of $7,544 to terminate the Advisory Services Agreement. Prior to the termination of the Advisory Services Agreement, the Company recorded $593, $781 and $796 of expense during Fiscal 2015, Fiscal 2014 and Fiscal 2013, respectively, attributable to periodic retainer fees. These amounts, including the one-time termination fee, are included in general and administrative costs in the consolidated statements of operations and comprehensive income (loss). The Company had no outstanding payable due Sponsor at January 3, 2016 or at December 28, 2014 related to the Advisory Services Agreement.

In February 2015, the Company entered into three Director Securities Purchase Agreements pursuant to which the Company issued and sold to three independent directors 9,292 shares of common stock each, at a purchase price of $10.78 per share.

20. Quarterly Financial Data (unaudited)

The following tables set forth certain unaudited consolidated financial information for each of the four quarters in Fiscal 2015 and Fiscal 2014 (in thousands, except share per share data):

	Fiscal 2015
	Q4	Q3	Q2	Q1
	(14 weeks)	(13 weeks)	(13 weeks)	(13 weeks)
Revenue	$77,496	$60,969	$68,210	$64,959
Income (loss) from operations	$13,244	$8,665	$(8,444)	$9,517
Net income	$13,051	$7,959	$2,481	$4,506
Net income attributable to Fogo de Chão, Inc.	$12,941	$7,798	$2,461	$4,665
Earnings per common share attributable to Fogo de Chão, Inc.:
Basic	$0.46	$0.28	$0.11	$0.20
Diluted	$0.45	$0.27	$0.10	$0.20
Weighted average common shares outstanding:
Basic	28,021,576	27,914,782	23,120,019	22,828,371
Diluted	28,926,777	29,223,549	23,852,895	23,093,016

	Fiscal 2014
	Q4	Q3	Q2	Q1
	(13 weeks)	(13 weeks)	(13 weeks)	(13 weeks)
Revenue	$68,727	$63,694	$68,542	$61,317
Income from operations	$12,724	$10,385	$9,790	$8,493
Net income	$6,508	$4,318	$3,685	$2,762
Net income attributable to Fogo de Chão, Inc.	$6,616	$4,492	$3,685	$2,762
Earnings per common share attributable to Fogo de Chão, Inc.:
Basic	$0.29	$0.20	$0.16	$0.12
Diluted	$0.29	$0.20	$0.16	$0.12
Weighted average common shares outstanding:
Basic	22,779,866	22,669,508	22,669,508	22,669,508
Diluted	23,067,474	23,022,215	22,999,454	22,976,694

Q1 Fiscal 2015

During the first quarter of Fiscal 2015, the Company recognized a $308 discrete tax benefit related to a true-up of the deferred tax asset on Fiscal 2014 alternative minimum tax credits. See Note 14.

Q2 Fiscal 2015

Upon the closing of the IPO the Company recognized $5,658 of compensation expense attributable to options with both time and Liquidity Event vesting conditions. See Note 12.

Upon the consummation of the IPO the Company paid a one-time fee of $7,544 to terminate an advisory services agreement. See Note 19.

In connection with the closing of the IPO, the Company refinanced its exiting 2012 Credit Facility and entered into the new 2015 Credit Facility. Upon the closing of the IPO, the Company drew down monies under the 2015 Credit Facility and used those borrowings, along with the net proceeds from the IPO, to repay the outstanding existing debt under the 2012 Credit Facility. The Company recorded a loss of $5,991 on the extinguishment of the 2012 Credit Facility in Q2 of Fiscal 2015. See Note 11.

The Company had historically provided deferred taxes for the presumed repatriation to the US earnings from the Company’s Brazilian subsidiaries. In June 2015, the Company asserted that undistributed net earnings of its Brazilian subsidiaries would be indefinitely reinvested in operations outside the US. As a result of the change in assertion, the Company reduced its deferred tax liabilities related to undistributed foreign earnings by $13,877. See Note 14.

The Company released its valuation allowance against its net deferred tax asset, net of deferred tax liabilities, related to assets with indefinite lives. The decision to release the valuation allowance was triggered in conjunction with the IPO. Reduced debt service costs and historic cumulative earnings (US pretax income plus permanent tax differences) were all sources of positive evidence that led the Company to believe that it was more likely than not that it would be able to realize its net deferred tax assets. See Note 14.

Q2 Fiscal 2014

The Company amended its 2012 Credit Facility in April 2014 and recorded a loss of $6,875 on the modification in Q2 of Fiscal 2014. See Note 11.

Q4 Fiscal 2014

During the fourth quarter of Fiscal 2014, the Company identified errors in consolidated income tax expense and in consolidated comprehensive loss for prior periods. The errors related to accounting entries made in connection with deferred tax assets recorded on cumulative translation adjustments in Fiscal 2012, and the subsequent recording of a valuation allowance on such adjustments in Fiscal 2013. The Company corrected these errors in the fourth quarter of Fiscal 2014, which had an effect of reducing income tax expense by $575, and reducing other comprehensive income by $575 for Fiscal 2014. See Note 14.

Consolidated Statements of Cash Flows

The consolidated statements of cash flows for the Fiscal 2015 interim periods have been revised to correct for errors considered immaterial, and the consolidated statements of cash flows for the Fiscal 2014 interim periods have been restated to correct for errors considered material, to reflect the following adjustments:

•

The payment of capital expenditures included in accounts payable and accrued expenses as cash outflows from investing activities. Payment of these capital expenditures had previously been reflected as cash flows used in operating activities through the change in accounts payable and accrued expenses. (Fiscal 2015 and Fiscal 2014 interim periods)

•

The purchase of liquor licenses, capitalized as indefinite-lived intangible assets, as cash outflows from investing activities. The Company had previously reflected these purchases as cash flows used in operating activities through the change in prepaid expense and other assets. (Fiscal 2015 interim periods)

These adjustments result in an increase in reported net cash flows provided by operating activities and an increase in reported net cash flows used in investing activities. These adjustments did not impact the Company’s previously reported overall net change in cash and cash equivalents and did not impact the previously reported consolidated balance sheet or consolidated statement of operations and comprehensive income (loss). The tables below present the impact of these adjustments on the consolidated statements of cash flows for the interim periods as noted. See Note 2 for restatement of consolidated statement of cash flows for the fiscal year ended December 28, 2014.

Revised consolidated statements of cash flows:

	Fiscal 2015
	39 Week Period Ended Sep 27, 2015	26 Week Period Ended Jun 28, 2015	13 Week Period Ended Mar 29, 2015
Adjustments to reconcile cash flows from operating activities:
Changes in operating assets and liabilities:
Prepaid expenses and other assets -as reported	$(717)	$(284)	$(748)
adjustment	251	251	—
Prepaid expenses and other assets -as revised	$(466)	$(33)	$(748)

Accounts payable and accrued expenses -as reported	$(8,975)	$(4,632)	$(8,537)
adjustment	956	956	956
Accounts payable and accrued expenses -as revised	$(8,019)	$(3,676)	$(7,581)

Net cash flows provided by operating activities –as reported	$13,113	$5,482	$1,987
adjustment	1,207	1,207	956
Net cash flows provided by operating activities –as revised	$14,320	$6,689	$2,943

Cash flows from investing activities:
Purchase liquor licenses -as reported	$—	$—	$—
adjustment	(251)	(251)	—
Purchase liquor licenses -as revised	$(251)	$(251)	$—

Capital expenditures -as reported	$(14,527)	$(7,034)	$(3,264)
adjustment	(956)	(956)	(956)
Capital expenditures -as revised	$(15,483)	$(7,990)	$(4,220)

Net cash flows used in investing activities -as reported	$(14,527)	$(7,034)	$(3,264)
adjustment	(1,207)	(1,207)	(956)
Net cash flows used in investing activities -as revised	$(15,734)	$(8,241)	$(4,220)

Restated consolidated statements of cash flows:

	Fiscal 2014
	39 Week Period Ended Sep 28, 2014	26 Week Period Ended Jun 29, 2014	13 Week Period Ended Mar 30, 2014
Adjustments to reconcile cash flows from operating activities:
Accounts payable and accrued expenses -as reported	$(14,190)	$(11,193)	$(13,851)
adjustment	7,981	7,981	7,981
Accounts payable and accrued expenses -as restated	$(6,209)	$(3,212)	$(5,870)

Net cash flows (used in) provided by operating activities -as reported	$16,933	$7,957	$(3,465)
adjustment	7,981	7,981	7,981
Net cash flows provided by operating activities –as restated	$24,914	$15,938	$4,516

Cash flows from investing activities:
Capital expenditures -as reported	$(11,424)	$(9,817)	$(5,982)
adjustment	(7,981)	(7,981)	(7,981)
Capital expenditures -as restated	$(19,405)	$(17,798)	$(13,963)

Net cash flows used in investing activities -as reported	$(11,424)	$(9,817)	$(5,982)
adjustment	(7,981)	(7,981)	(7,981)
Net cash flows used in investing activities -as restated	$(19,405)	$(17,798)	$(13,963)