Form 10-Q
period 2016-04-03
Fogo de Chao, Inc.
filed 2016-05-11
CIK 1627487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2016

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

As of May 9, 2016 the registrant had 28,091,806 shares of common stock, $0.01 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Fogo de Chão, Inc.

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share and par value amounts)

	April 3,	January 3,
	2016	2016
Assets
Current assets:
Cash and cash equivalents	$21,420	$24,919
Accounts receivable	6,668	9,198
Other receivables	2,492	3,117
Inventories	4,454	4,586
Prepaid expenses and other current assets	3,241	3,023
Deferred taxes	2,918	2,918
Total current assets	41,193	47,761
Property and equipment, net	141,952	136,687
Prepaid rent	309	317
Goodwill	208,985	205,347
Intangible assets, net	94,668	92,980
Liquor licenses	1,094	742
Other assets	3,169	3,319
Deferred tax assets	357	342
Total assets(a)	$491,727	$487,495
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$23,230	$28,907
Deferred revenue	4,636	5,164
Total current liabilities	27,866	34,071
Deferred rent	17,862	17,831
Long-term debt, less current portion	160,000	165,000
Other noncurrent liabilities	2,074	2,088
Deferred tax liabilities	17,588	15,951
Total liabilities(a)	225,390	234,941
Commitments and contingencies (Note 11)
Equity:
Fogo de Chão, Inc. shareholders' equity:
Preferred stock, $0.01 par value, 15,000,000 shares authorized, no shares issued and outstanding as of April 3, 2016 and January 3, 2016, respectively	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 28,079,383 and 28,069,466 shares issued and outstanding as of April 3, 2016 and January 3, 2016, respectively	281	281
Additional paid-in capital	274,471	274,344
Accumulated earnings	41,421	35,451
Accumulated other comprehensive loss	(51,565)	(59,465)
Total Fogo de Chão, Inc. shareholders' equity	264,608	250,611
Noncontrolling interests	1,729	1,943
Total equity	266,337	252,554
Total liabilities and equity	$491,727	$487,495

(a)

Consolidated assets as of April 3, 2016 and January 3, 2016 include total assets of $2,124 and $2,414, respectively, attributable to a consolidated joint venture that can only be used to settle the obligations of the joint venture. Consolidated liabilities as of April 3, 2016 and January 3, 2016 include total liabilities of $175 and $249 attributable to the consolidated joint venture. See Note 6.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Fogo de Chão, Inc.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except share and per share amounts)

	Thirteen Week Periods Ended
	April 3,	March 29,
	2016	2015
Revenue	$68,857	$64,959
Restaurant operating costs:
Food and beverage costs	19,184	19,164
Compensation and benefit costs	16,175	14,100
Occupancy and other operating expenses (excluding depreciation and amortization)	12,674	11,174
Total restaurant operating costs	48,033	44,438
Marketing and advertising costs	1,658	1,402
General and administrative costs	5,618	5,708
Pre-opening costs	508	1,003
Depreciation and amortization	3,746	3,004
Other operating (income) expense, net	(55)	(113)
Total costs and expenses	59,508	55,442
Income from operations	9,349	9,517
Other income (expense):
Interest expense, net of capitalized interest	(1,126)	(3,928)
Interest income	395	171
Other income (expense), net	—	(2)
Total other income (expense), net	(731)	(3,759)
Income before income taxes	8,618	5,758
Income tax expense	2,626	1,252
Net income	5,992	4,506
Less: Net income (loss) attributable to noncontrolling interest	22	(159)
Net income attributable to Fogo de Chão, Inc.	$5,970	$4,665
Net income	$5,992	$4,506
Other comprehensive income (loss):
Currency translation adjustment	7,903	(15,330)
Total other comprehensive income (loss)	$7,903	$(15,330)
Comprehensive income (loss)	13,895	(10,824)
Less: Comprehensive income (loss) attributable to noncontrolling interest	25	(34)
Comprehensive income (loss) attributable to Fogo de Chão, Inc.	$13,870	$(10,790)
Earnings per common share attributable to Fogo de Chão, Inc.:
Basic	$0.21	$0.20
Diluted	$0.21	$0.20
Weighted average common shares outstanding:
Basic	28,077,537	22,828,371
Diluted	28,916,072	23,093,016

The accompanying notes are an integral part of these condensed consolidated financial statements.

Fogo de Chão, Inc.

Unaudited Condensed Consolidated Statement of Shareholders’ Equity

(in thousands, except share amounts)

			Additional		Accumulated Other	Fogo de Chão, Inc.
	Common Stock		Paid-In	Accumulated	Comprehensive	Shareholders'	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Loss	Equity	Interests	Equity
December 28, 2014	22,813,378	$228	$175,987	$7,586	$(29,720)	$154,081	$1,378	$155,459
Net income (loss)	—	—	—	4,665	—	4,665	(159)	4,506
Issuance of common stock	27,876	—	301	—	—	301	—	301
Share-based compensation	—	—	130	—	—	130	—	130
Currency translation adjustment	—	—	—	—	(15,455)	(15,455)	125	(15,330)
Contribution from noncontrolling interests	—	—	—	—	—	—	830	830
March 29, 2015	22,841,254	$228	$176,418	$12,251	$(45,175)	$143,722	$2,174	$145,896
Net income	—	—	—	23,200	—	23,200	291	23,491
Restricted shares vested	154,684	2	(2)	—	—	—	—	—
Issuance of common stock in connection with IPO, net of transaction costs	5,073,528	51	91,266	—	—	91,317	—	91,317
Share-based compensation	—	—	6,662	—	—	6,662	—	6,662
Currency translation adjustment	—	—	—	—	(14,290)	(14,290)	(268)	(14,558)
Contributions from noncontrolling interests	—	—	—	—	—	—	440	440
Distributions to noncontrolling interests	—	—	—	—	—	—	(694)	(694)
January 3, 2016	28,069,466	$281	$274,344	$35,451	$(59,465)	$250,611	$1,943	$252,554
Net income	—	—	—	5,970	—	5,970	22	5,992
Restricted shares vested	9,917	—	—	—	—	—	—	—
Share-based compensation	—	—	127	—	—	127	—	127
Currency translation adjustment	—	—	—	—	7,900	7,900	3	7,903
Contributions from noncontrolling interests	—	—	—	—	—	—	3	3
Distributions to noncontrolling interests	—	—	—	—	—	—	(242)	(242)
April 3, 2016	28,079,383	$281	$274,471	$41,421	$(51,565)	$264,608	$1,729	$266,337

The accompanying notes are an integral part of these condensed consolidated financial statements.

Fogo de Chão, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Thirteen Week Periods Ended
	April 3,	March 29,
	2016	2015
Cash flows from operating activities:
Net income	$5,992	$4,506
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation of property and equipment	3,681	2,935
Amortization of definite-lived intangibles	65	69
Amortization of favorable/unfavorable leases	(48)	(45)
Amortization of debt issuance costs	144	84
Amortization of original issue discount	—	283
Deferred income taxes	1,622	812
Share-based compensation expense	127	130
Loss on disposal of property and equipment	29	—
Changes in operating assets and liabilities:
Accounts and other receivables	3,492	1,825
Prepaid expenses and other assets	(137)	(748)
Inventories	278	363
Accounts payable and accrued expenses	(2,768)	(7,581)
Accrued interest	(1)	(111)
Deferred revenue	(559)	(531)
Deferred rent and tenant allowance	88	952
Net cash flows provided by operating activities	12,005	2,943
Cash flows from investing activities:
Purchase liquor licenses	(352)	—
Capital expenditures	(11,348)	(4,220)
Net cash flows used in investing activities	(11,700)	(4,220)
Cash flows from financing activities:
Repayments on term loans, 2012 Credit Facility	—	(570)
Repayments on 2015 Credit Facility	(5,000)	—
Payments of initial public offering costs	—	(650)
Proceeds from the issuance of common stock	—	301
Contributions from noncontrolling interest	3	830
Distributions to noncontrolling interest	(242)	—
Net cash flows used in financing activities	(5,239)	(89)
Effect of foreign exchange rates on cash and cash equivalents	1,435	(717)
Net decrease in cash and cash equivalents	(3,499)	(2,083)
Cash and cash equivalents at beginning of period	24,919	19,387
Cash and cash equivalents at end of period	$21,420	$17,304
Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest	$967	$3,555
Income taxes, net of refunds	$665	$589
Non-cash activities:
Capital expenditures included in accounts payable and accrued expenses	$2,655	$903
Deferred initial public offering costs included in accounts payable and accrued expenses	$—	$773

The accompanying notes are an integral part of these condensed consolidated financial statements.

Fogo de Chão, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

1. Description of Business

Fogo de Chão, Inc. and subsidiaries (the “Company”) operates upscale Brazilian churrascaria steakhouses under the brand of Fogo de Chão. As of April 3, 2016, the Company operated, through its subsidiaries, 31 restaurants in the United States and 10 restaurants in Brazil and one joint venture restaurant in Mexico.

Fogo de Chão, Inc. is a holding company with no assets or operations of its own. The Company owns 100% of Brasa (Purchaser) Inc. (“Brasa Purchaser”), which owns Brasa (Holdings) Inc. (“Brasa Holdings”). Brasa Holdings owns Fogo de Chão (Holdings) Inc. (“Fogo Holdings”), which owns the Company’s domestic and foreign operating subsidiaries.

On June 24, 2015, the Company completed an initial public offering (the "IPO") of 5,073,528 shares of common stock at a price to the public of $20.00 per share, which included 661,764 shares sold to the underwriters pursuant to their option to purchase additional shares. After underwriters’ discounts and commissions and offering costs, the Company received net proceeds from the offering of approximately $91,317. Proceeds from the offering were used to repay borrowings under the Company’s 2012 Credit Facility (Note 7).

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

2. Basis of Presentation

Interim Financial Statements

Certain information and footnote disclosures normally included in audited consolidated financial statements presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (the “SEC”). Due to the seasonality of the Company’s business, results for any interim financial period are not necessarily indicative of the results that may be achieved for a full fiscal year. In addition, quarterly results of operations may be impacted by the timing and amount of sales and costs associated with the opening of new restaurants. These interim unaudited consolidated financial statements do not represent complete financial statements and should be read in conjunction with the Company’s annual financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2016. While the condensed consolidated balance sheet data as of January 3, 2016 was derived from audited financial statements, it does not include all disclosures required by GAAP. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements, and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the results for the interim periods presented.

Revised Consolidated Statement of Cash Flows

The consolidated statement of cash flows for thirteen week period ended March 29, 2015 has been revised to reflect the following adjustment to correct for an error considered immaterial:

•

The payment of capital expenditures included in accounts payable and accrued expenses as cash outflow from investing activities. Payment of these capital expenditures had previously been reflected as cash flows used in operating activities through the change in accounts payable and accrued expenses.

Fogo de Chão, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

This adjustment resulted in an increase in reported net cash flows provided by operating activities and an increase in reported net cash flows used in investing activities. This adjustment did not impact the Company’s previously reported overall net change in cash and cash equivalents and did not impact the previously reported consolidated balance sheet or consolidated statement of operations and comprehensive income (loss). The table below presents the impact of this adjustment on the consolidated statement of cash flow.

Thirteen Week
Period Ended
March 29, 2015
Adjustments to reconcile cash flows from operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued expenses -as reported	$(8,537)
adjustment	956
Accounts payable and accrued expenses -as revised	$(7,581)
Net cash flows provided by operating activities -as reported	$1,987
adjustment	956
Net cash flows provided by operating activities -as revised	$2,943
Cash flows from investing activities:
Capital expenditures -as reported	$(3,264)
adjustment	(956)
Capital expenditures -as revised	$(4,220)
Net cash flows used in investing activities -as reported	$(3,264)
adjustment	(956)
Net cash flows used in investing activities -as revised	$(4,220)

Principles of Consolidation

The accompanying consolidated financial statements include the assets, liabilities and results of operations of the Company, as well as consolidated joint ventures for which the Company has determined that it is the primary beneficiary. All intercompany balances and transactions have been eliminated in the consolidated financial statements.

Accounting Year

The Company uses a 52/53 week fiscal year convention whereby its fiscal year ends each year on the Sunday that is closest to December 31 of that year. Each fiscal year generally is comprised of four 13-week fiscal quarters, although in the years with 53 weeks the fourth quarter represents a 14-week period. Fiscal 2016 will include 52 weeks of operations. Fiscal 2015 included 53 weeks of operations.

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

Fogo de Chão, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

Capitalized Interest

Direct and certain related indirect costs of construction, including interest, are capitalized in conjunction with construction and development projects. These costs are included in property and equipment and are amortized over the life of the related building and leasehold interest. The Company capitalized $4 and $31 of interest during the thirteen week periods ended April 3, 2016 and March 29, 2015, respectively.

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

As of April 3, 2016 and January 3, 2016, the fair value of cash and cash equivalents, accounts and other receivables, inventories, accounts payable and accrued expenses approximated their carrying value due to their short-term nature. The carrying amounts of the long-term debt approximate fair value as interest rates vary with the market interest rates and negotiated terms and conditions are consistent with current market terms (Level 2).

Revenue

Revenue from restaurant sales is recognized when food and beverage products are sold and is presented net of employee meals and complimentary meals. Proceeds from the sale of gift cards that do not have expiration dates are recorded as deferred revenue at the time of the sale and recognized as revenue when the gift card is redeemed by the holder. The portion of gift cards sold which are never redeemed is commonly referred to as gift card breakage. The Company recognizes gift card breakage revenue for gift cards when the likelihood of redemption becomes remote and the Company determines there is no legal obligation to remit the value of the unredeemed gift cards to governmental agencies. The Company estimates the gift card breakage rate based upon the pattern of historical redemptions. The Company recognized $19 and $14 in gift card breakage revenue during the thirteen week periods ended April 3, 2016 and March 29, 2015, respectively.

Insurance Reserves

Beginning in Fiscal 2013, the Company self-insured for certain losses related to workers’ compensation claims and Company-sponsored employee health insurance programs. The Company estimates the accrued liabilities for all self-insurance programs at the end of each reporting period. The Company’s estimate is based on a number of assumptions and factors, including historical trends and actuarial assumptions. During the fourth quarter of Fiscal 2015, the Company engaged a third party actuary to assist it in estimating its liability for workers’ compensation claims. The Company elected to accrue the estimated liability for workers’ compensation claims discounted based on the cash flow estimates provided by the actuary. Prior to the fourth quarter of Fiscal 2015 the Company did not discount the estimated liability for workers’ compensation claims. The Company believes that applying a discount to the estimated future cash flows provided by the actuarial analysis results in a more accurate estimate of the liability.

The Company’s estimated liability for workers’ compensation claims was $1,677 and $1,580, as of April 3, 2016 and January 3, 2016, respectively, calculated based on a discounted cash flow basis. The undiscounted liability was approximately $1,800 and $1,700 as of April 3, 2016 and January 3, 2016, respectively. The estimated current portion of $620 and $585 as of April 3, 2016 and January 3, 2016, respectively, is included in accounts payable and accrued expenses in the consolidated balance sheet. The estimated non-current portion is included in other non-current liabilities.

Fogo de Chão, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

The estimated liability for all other self-insurance programs is not discounted and is based on a number of assumptions and factors, including historical trends and actuarial assumptions. The accrued liability attributable to these other self-insurance programs was $223 and $266 as of April 3, 2016 and January 3, 2016, respectively, and is included in accounts payable and accrued expenses in the consolidated balance sheets.

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

Segment Reporting

Fogo de Chão, Inc. owns and operates full-service, Brazilian steakhouses in the United States and Brazil using a single restaurant concept and brand. Each restaurant under the Company’s single global brand operates with similar types of products and menu, providing a continuous service style, and similar contracts, customers and employees, irrespective of location. ASC 280, “Segment Reporting” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company’s segments consist of two operating segments: United States and Brazil. The Company’s joint venture in Mexico is included in the United States for segment reporting purposes as the operations of the joint venture are monitored by the United States segment management.

Concentration Risk

The Company relies on one distributor for substantially all of its beef purchases for its operations in the US. However, the products purchased through this distributor are widely available at similar prices from multiple distributors. The Company does not anticipate any risk to the business in the event that one or all of these distributors is no longer available to provide their goods or services. However, a change in suppliers could potentially result in different costs.

4. Recent Accounting Standards

Recently Adopted Accounting Standards

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which changes the presentation of debt issuance costs in financial statements, requiring an entity to present such costs in the balance sheet as a direct deduction from the carrying amount of long-term debt, consistent with debt discounts or premiums. In August 2015, the FASB issued ASU 2015-15, which clarifies the treatment of debt issuance costs attributable to line-of-credit arrangements after the adoption of ASU 2015-03. In particular, ASU 2015-15 clarifies that the SEC staff would not object to an entity deferring and presenting debt issuance costs related to a line-of-credit arrangement as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of such arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-03 and ASU 2015-15 are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company adopted ASU 2015-03 and ASU 2015-15 as of April 3, 2016. The Company’s current financial statement presentation is consistent with the guidance in ASU 2015-15. As a result, there was no impact to the Company’s consolidated balance sheet upon adoption. Unamortized debt issuance costs, which are attributable to the Company’s 2015 Credit Facility (revolving line-of-credit), were $2,451 and $2,595, as of April 3, 2016 and January 3, 2016, respectively, and are included in other assets (noncurrent) in the consolidated balance sheet. The adoption of this guidance did not have any impact on the Company's consolidated statements of operations or cash flows.

Fogo de Chão, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

In March 2016, the FASB issued ASU 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 requires among other things that all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) to be recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity also should recognize excess tax benefits, and assess the need for a valuation allowance, regardless of whether the benefit reduces taxes payable in the current period. The ASU also requires excess tax benefits to be classified along with other income tax cash flows as an operating activity in the statement of cash flows. Additionally, the new guidance provides an accounting policy election to account for forfeitures as they occur. This new guidance is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The Company elected to early adopt ASU 2016-09 during the first quarter of Fiscal 2016. The Company has elected to change its accounting policy to account for forfeitures as they occur as provided under ASU 2016-09. The adoption of this guidance did not a have material impact on the Company’s consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 820): Amendments to the Consolidation Analysis.” ASU 2015-02 provides a revised consolidation model for all reporting entities to use in evaluating whether they should consolidate certain legal entities. All legal entities will be subject to reevaluation under this revised consolidation model. The revised consolidation model, among other things, (i) modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, (ii) eliminates the presumption that a general partner should consolidate a limited partnership, and (iii) modifies the consolidation analysis of reporting entities that are involved with VIEs through fee arrangements and related party relationships. ASU 2015-02 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. The Company adopted this new standard during the first quarter of Fiscal 2016. The adoption of this ASU had no impact on the Company’s consolidated financial statements.

Effect of New Accounting Standards

Recent accounting pronouncements not included below are not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” The core principle of the standard is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU will replace most existing revenue recognition guidance in GAAP. New qualitative and quantitative disclosure requirements aim to enable financial statement users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The ASU permits the use of either the retrospective or cumulative effect transition method. In July 2015, the FASB decided to delay the effective date of ASU 2014-09 by one year. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. This guidance will be effective for annual reporting periods beginning after December 15, 2017, including interim periods therein. Early adoption is permitted for annual reporting periods beginning after December 15, 2016, including interim periods therein. The Company has not yet selected a transition method or determined the effect, if any, that this ASU will have on its consolidated financial statements and related disclosures.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” ASU 2014-15 will require management to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern for one year from the date the financial statements are issued. The new standard is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company will be required to adopt this new standard at year-end Fiscal 2016. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes (Topic 740).” This update requires that entities with a classified balance sheet present all deferred tax assets and liabilities as noncurrent. This update is effective for annual and interim periods for fiscal years beginning after December 15, 2016. Early adoption is permitted for financial statements that have not been previously issued. This update can be applied on either a prospective or retrospective basis. Upon adoption the Company will be required to reclassify current deferred tax assets against non-current deferred tax liabilities. The adoption of this guidance will not have any impact on the Company’s consolidated statements of operations or cash flows.

Fogo de Chão, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company has not yet evaluated the impact the adoption of this standard will have on its consolidated financial statements.

5. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	April 3,	January 3,
	2016	2016
Accounts payable	$6,910	$8,959
Accrued capital expenditures	2,655	5,989
Deferred rent (current)	377	317
Payroll and payroll related	6,821	7,048
Interest payable	61	62
Sales and beverage taxes payable	1,925	2,445
Self-insurance reserves	843	851
Income and other taxes payable	1,591	1,222
Other accrued expenses	2,047	2,014
Total	$23,230	$28,907

6. Joint Ventures

Mexico

On July 1, 2014, the Company entered into a joint venture agreement with a non-related party (“Mexican JV Partner,” and together with the Company, the “Parties”), to form JV Churrascaria Mexico, S. de R.L. de C.V. (the “Mexican JV”), for the purposes of jointly developing, constructing and operating Brazilian style steakhouses under the “Fogo de Chão” name in certain locations in Mexico. Pursuant to the joint venture agreement, the Company owns 51% of the ownership interests in the joint venture and is entitled to receive 50% of the profits of the joint venture after the Parties recoup their initial contributions. The Company is also entitled to a license fee equal to a percentage of the annual gross revenue of each restaurant developed, constructed or operated by the Mexican JV. In May of 2015, the Mexican JV opened its first restaurant in Mexico City.

The Company determined that it is the primary beneficiary of the joint venture since the Company will have the power to direct activities that significantly impact the entity on a day-to-day basis. These activities include, but are not limited to having an affirmative vote over key operating decisions of the joint venture.

Fogo Holdings recognized $28 in license fee income during the thirteen week period ended April 3, 2016. This income, and the related expense recognized by the Mexican JV, are eliminated in consolidated net income. The license fee expense, recognized by the Mexican JV, is included in net income (loss) attributable to the noncontrolling interest. The license fee income, recognized by Fogo Holdings, is included in net income attributable to Fogo de Chão, Inc.

Net income (loss) from the Mexican JV for the thirteen week periods ended April 3, 2016 and March 29, 2015, have been allocated to the Company’s joint venture partner in accordance with the terms of the joint venture agreement. The assets of the consolidated joint venture are restricted for use only by the joint venture and are not available for the Company’s general operations.

Fogo de Chão, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

The following table presents the consolidated assets and liabilities of the Mexican JV included within the Company’s consolidated balance sheets as of April 3, 2016 and January 3, 2016, respectively.

	April 3, 2016	January 3, 2016
Cash and cash equivalents	$33	$143
Accounts receivable	41	48
Inventories	87	103
Prepaid expenses and other assets	335	440
Property and equipment, net	1,616	1,668
Deferred tax assets, noncurrent	12	12
Total assets	$2,124	$2,414
Accounts payable and accrued expenses	$183	$263
Total liabilities	183	263
Fogo de Chão, Inc. investment in joint venture	212	208
Noncontrolling interest	1,729	1,943
Total owners' equity	1,941	2,151
Total liabilities and owners' equity	$2,124	$2,414

Accounts payable include $8 and $14 due to the Company as of April 3, 2016 and January 3, 2016, respectively, and are eliminated in consolidation.

Middle East

During the first quarter of Fiscal 2015, a wholly-owned subsidiary of the Company entered into a shareholders agreement with a non-related party to form FD Restaurants Ltd., a Cayman Islands exempted company (the “Middle East JV”), for the purposes of jointly developing, constructing and operating Brazilian style steakhouses under the “Fogo de Chão” name in certain locations in the United Arab Emirates, Qatar, Kuwait, Oman, Bahrain, the Kingdom of Saudi Arabia and Lebanon. Pursuant to the agreement, the Company will own 51% of the ownership interests in the Middle East JV and will be entitled to receive 50% of the profits of the Middle East JV after the parties recoup their initial contributions. The Company will be entitled to a license fee equal to a percentage of the annual gross revenue of each restaurant developed, constructed or operated by the Middle East JV. The Company accounts for its investment in the Middle East JV under the equity method as it has determined that it does not have a controlling interest in the Middle East JV since the Company will not have the power to direct activities that significantly impact the Middle East JV on a day-to-day basis, but does have the ability to exercise significant influence. The Company’s consolidated financial statements do not include any amounts of license fee income attributable to the Middle East JV, as the construction of restaurants included in the joint venture are currently in process. As of April 3, 2016, the Company has no basis in the Middle East JV as it has not contributed any capital to the entity.

7. Long-Term Debt

Long-term debt consists of the following:

	April 3,	January 3,
	2016	2016
2015 Credit Facility:
Revolving Credit Facility	$160,000	$165,000
	160,000	165,000
Less: Current portion of long-term debt	—	—
Long-term debt, less current portion	$160,000	$165,000

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

The Borrower and its restricted subsidiaries are subject to affirmative, negative and financial covenants, and events of default customary for facilities of this type (with customary grace periods, as applicable, and lender remedies). The Borrower is required to maintain two financial covenants, including a maximum Total Rent Adjusted Leverage Ratio, as that term is defined in the 2015 Credit Facility (at levels that may vary by quarter until maturity), and a minimum Consolidated Interest Coverage Ratio, as that term is defined in the 2015 Credit Facility. The Company was in compliance with each of these covenants at April 3, 2016 and at January 3, 2016.

Because the Company is not required to make principal payments on any outstanding balance under the Revolving Credit Facility until June 24, 2020, any outstanding balance is reported as non-current in the Company’s consolidated balance sheet as a component of long-term debt.

As of April 3, 2016, the Company had five letters of credit outstanding for a total of $2,373 and $87,627 of available borrowing capacity under the 2015 Credit Facility.

Debt Issuance Costs

Costs incurred in connection with the issuance of the 2015 Credit Facility are amortized to interest expense using the effective interest rate method over the term of the related credit facility. Remaining unamortized debt issuance costs were $2,451 and $2,595 as of April 3, 2016 and January 3, 2016, respectively, and are included in other assets (noncurrent) in the consolidated balance sheets.

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

Fogo de Chão, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

Both the 2012 Plan and the 2015 Plan are administered by the board of directors of Fogo de Chão, Inc., or, at the discretion of the board of directors, by a committee of the board. The exercise prices, vesting and other restrictions are determined at the discretion of the board of directors, or a committee of the board, as applicable, except that the exercise price per share of stock options may not be less than 100% of the fair market value of the share of common stock on the date of grant and the term of the stock option may not be greater than ten years (the maximum allowed contractual life).

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

The following table summarizes the Company’s stock option activity from January 3, 2016 through April 3, 2016:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 3, 2016	2,324,727	$10.70
Granted	—	—
Exercised	—	—
Forfeited	(68,518)	$10.67
Outstanding at April 3, 2016	2,256,209	$10.70
Vested (and exercisable) at April 3, 2016	1,265,891	$10.26
Unvested at April 3, 2016	990,318	$11.27

As of April 3, 2016, the Company had an aggregate of $1,299 of unrecognized share-based compensation cost related to outstanding stock options, which is expected to be recognized over a weighted average period of 2.7 years.

Restricted Stock

The Company has granted restricted common stock with time-based vesting conditions. Unvested shares of restricted common stock may not be sold or transferred by the holder. These restrictions lapse according to the time-based vesting conditions of each award which is typically between two and four years.

The following table summarizes the Company’s restricted stock activity from January 3, 2016 through April 3, 2016:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 3, 2016	166,469	$7.87
Issued	—	—
Vested	(9,917)	$8.00
Forfeited	(16,219)	$7.64
Unvested at April 3, 2016	140,333	$7.89

Fogo de Chão, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

As of April 3, 2016, the Company had an aggregate of $191 of unrecognized share-based compensation cost related to outstanding restricted common stock, which is expected to be recognized over a weighted average period of 1.2 years.

Share-Based Compensation Expense

The Company recorded share-based compensation expense related to stock options and restricted stock in the following expense categories in its statements of operations and comprehensive income (loss):

	Thirteen Week Periods Ended
	April 3,	March 29,
	2016	2015
Restaurant operating costs	$(95)	$56
General and administrative costs	222	74
Total	$127	$130

Shares Available

As of April 3, 2016, 150,972 and 1,070,650 shares remained available for future issuance under the 2012 Plan and 2015 Plan, respectively.

9. Earnings Per Share

Basic earnings per share is calculated by dividing net income attributable to Fogo de Chão, Inc. by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is calculated by dividing net income attributable to Fogo de Chão, Inc. by the weighted average number of shares of common stock outstanding adjusted to give effect to potentially dilutive securities determined using the treasury stock method. Potentially dilutive securities include shares of common stock underlying stock options and unvested restricted stock. The following table sets forth the computations of basic and dilutive earnings per share:

	Thirteen Week Periods Ended
	April 3,	March 29,
	2016	2015
Net income attributable to Fogo de Chão, Inc.	$5,970	$4,665
Basic weighted average shares outstanding	28,077,537	22,828,371
Effect of dilutive securities:
Unvested restricted stock	144,150	260,011
Stock options	694,385	4,634
Diluted weighted average number of shares outstanding	28,916,072	23,093,016
Basic earnings per share	$0.21	$0.20
Diluted earnings per share	$0.21	$0.20

The Company excluded stock options to purchase 0.7 million shares of common stock from the computation of diluted earnings per share for the thirteen week period ended April 3, 2016, because their inclusion would have been anti-dilutive.

The Company excluded stock options to purchase 2.2 million shares of common stock from the computation of diluted earnings per share for the thirteen week period ended March 29, 2015. These options have performance-based vesting conditions related to a Liquidity Event, as that term is defined in the stock option award agreement. Because these stock options do not vest unless the performance-based vesting condition is met, they would only be included in the computation of diluted earnings per share if the performance-based vesting condition had been satisfied or would have been satisfied as of the reporting date. Because the performance-based vesting condition had not been satisfied and would not have been satisfied as of March 29, 2015, they have been excluded from the calculation of diluted earnings per share for the thirteen week period ended March 29, 2015.

Fogo de Chão, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

10. Income Taxes

The Company estimated its annual effective tax rate to be applied to the results of the thirteen week periods ended April 3, 2016 and March 29, 2015 for purposes of determining its year-to-date tax expense. The determination of the Company’s overall effective tax rate requires the use of estimates. The effective tax rate reflects the income earned and taxed in various United States and Foreign jurisdictions. Tax law changes, increases and decreases in permanent differences between book and tax items, tax credits and the Company’s change in income in each jurisdiction all affect the overall effective tax rate.

The Company recognized income tax expense of $2,626 and $1,252 for the thirteen week periods ended April 3, 2016 and March 29, 2015, respectively. The Company’s consolidated effective tax rate was 30.5% for the thirteen week period ended April 3, 2016, compared to 21.7% for the thirteen week period ended March 29, 2015. The effective tax rate for the thirteen week period ended March 29, 2015 was positively impacted by the release of the valuation allowance of $709 and $308 discrete tax benefit recognized in the first quarter of Fiscal 2015 related to a true-up of the deferred tax asset on Fiscal 2014 alternative minimum tax.

The Company had historically provided deferred taxes under ASC 740-30-25, formerly APB 23, for the presumed repatriation to the United States earnings from the Company’s Brazilian subsidiaries. In June 2015, the Company asserted that undistributed net earnings of its Brazilian subsidiaries would be indefinitely reinvested in operations outside the United States. This was primarily driven by a reduction in debt service costs on a forward basis as a result of the IPO. Additionally, future US cash projections and the Company’s intent to continue investing in restaurants in foreign jurisdictions with cash generated in those jurisdictions drove the Company’s decision to make the assertion. Because the Company considers the undistributed earnings related to its Brazilian subsidiaries to be indefinitely reinvested, and are expected to continue to be indefinitely reinvested, no provision for United States income and additional foreign taxes has been recorded on aggregate undistributed earnings of $38,686. If there is a change in assertion regarding indefinite reinvestment of the undistributed earnings of the Company’s Brazilian subsidiaries, the Company would record a deferred tax liability attributable to those undistributed earnings in the amount of approximately $13,700. As of April 3, 2016, $14,796 in cash and cash equivalents is held in Brazil by the Company’s Brazilian subsidiaries and would be subject to additional taxes if repatriated to the United States.

11. Commitments and Contingencies

Lease Commitments

The Company leases its corporate office and various of its restaurant locations under non-cancelable operating leases. These leases have initial lease terms of between ten and twenty years and generally carry renewal options that can extend the term of the leases for an additional five to ten years.

Future minimum lease payments for non-cancelable leases (excluding contingent rental payments) are as follows:

2016 (remaining)	$13,367
2017	19,522
2018	18,446
2019	17,310
2020	16,892
2021	16,642
Thereafter	88,662
Total	$190,841

Future minimum lease payments attributable to locations in Brazil and Mexico, which will be made in the functional currency of the respective countries, have been estimated using the period-end currency exchange rate.

Fogo de Chão, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

Litigation

The Union of Workers in Hotels, Apart-Hotels, Motels, Flats, Restaurants, Bars, Snack Bars and Similar in São Paulo and the Region (the “Union”) brought claims in 2011 on behalf of certain employees of one of the Company’s Sao Paulo restaurants asserting that the restaurant charged mandatory tips and did not properly calculate compensation payable to or for the benefit of those employees. The claims were initially dismissed in 2011 but the Union pursued various appeals of its claims. A regional labor court rendered a decision in 2014 that partially granted one of the Union appeals and ordered the restaurant to make unquantified payments based on its determination that the restaurant charged mandatory tips. At that time, the restaurant recorded a reserve of R$100,000 (Brazilian Real), the amount established by the judge for the calculation of court fees. The restaurant appealed to the superior labor court, which did not grant the appeal. The decision of the regional labor court became final in November 2015 and the claims were remitted to the first labor court to proceed with the next phase of the matter. The Company is currently engaged in the delivery of documents and information to, and anticipates negotiations with, the Union. At this time, the Company does not know how many employees could be affected or the relevant time period for, or the appropriate method of, calculating any amounts that may be payable. In light of the forgoing and the inherent uncertainties involved in Brazilian labor matters, the Company is currently unable to reasonably estimate the possible loss or a range of possible losses that may result from the Union’s claims.

The Company is currently involved in various claims, investigations and legal actions that arise in the ordinary course of business, including claims and investigations resulting from employment-related matters. None of these matters, most of which are covered by insurance, has had a material effect on the Company. The Company is not party to any material pending legal proceedings and is not aware of any claims that could have a material adverse effect on its business, financial condition, results of operations or cash flows. However, a significant increase in the number of these claims or an increase in amounts owing under successful claims could materially and adversely affect the Company’s business, financial condition, results of operations or cash flows.

12. Segment Reporting

The Company owns and operates full-service Brazilian steakhouses in the United States and Brazil under the brand name Fogo de Chão. Each restaurant operates with similar types of products and menus, providing a continuous service style, irrespective of location. Sales from external customers are derived principally from food and beverage sales, and the Company does not rely on any major customers as a source of sales. The Company’s joint venture in Mexico is included in the United States for segment reporting purposes as the operations of the joint venture are monitored by the United States segment management.

The following table presents the financial information of the Company’s operating segments for the thirteen week periods ended April 3, 2016 and March 29, 2015.

	Thirteen Week Periods Ended
	April 3,	March 29,
	2016	2015
Revenue
United States(a)	$60,662	$54,716
Brazil	8,195	10,243
Total revenue	$68,857	$64,959
Restaurant contribution
United States	$18,557	$17,633
Brazil	2,267	2,888
Total segment restaurant contribution	$20,824	$20,521

(a)

For the thirteen week periods ended April 3, 2016 and March 29, 2015 amounts include $1,116 and $894, respectively, attributable to the Company’s restaurant in Puerto Rico. For the thirteen week period ended April 3, 2016 amount includes $845 attributable to the joint venture in Mexico.

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

The following table sets forth the reconciliation of total segment restaurant contribution to income from operations for the thirteen week periods ended April 3, 2016 and March 29, 2015.

	Thirteen Week Periods Ended
	April 3,	March 29,
	2016	2015
Total segment restaurant contribution	$20,824	$20,521
Marketing and advertising costs	1,658	1,402
General and administrative costs	5,618	5,708
Pre-opening costs	508	1,003
Depreciation and amortization	3,746	3,004
Other operating (income) expense, net	(55)	(113)
Total other operating costs and expenses	11,475	11,004
Income from operations	$9,349	$9,517

The table below sets forth the property and equipment attributable to each segment as of April 3, 2016 and January 3, 2016.

	April 3,	January 3,
	2016	2016
Property and equipment, net
United States(a)	$131,558	$127,351
Brazil	9,471	8,446
Total segment property and equipment, net	141,029	135,797
Corporate office(b)	923	890
Total property and equipment, net	$141,952	$136,687

(a)

Property and equipment, net as of April 3, 2016 and January 3, 2016, includes $3,584 and $3,782, respectively, attributable to the Company’s restaurant in Puerto Rico and includes $1,616 and $1,668, respectively, attributable to the joint venture in Mexico.

(b)	Property and equipment, net attributable to the Company’s corporate office in the United States.

Fogo de Chão, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

The table below sets forth the capital expenditures attributable to each segment during the thirteen week periods ended April 3, 2016 and March 29, 2015.

	Thirteen Week Periods Ended
	April 3,	March 29,
	2016	2015
Capital expenditures
United States(a)	$7,407	$2,535
Brazil	467	1,526
Total capital expenditures(b)	$7,874	$4,061

(a)

For the thirteen week periods ended April 3, 2016 and March 29, 2015 amounts include $7 and $903, respectively, attributable to the joint venture in Mexico. For all periods presented, amount excludes capital expenditures attributable to the Company's corporate office in the United States.

(b)	Total capital expenditures include non-cash capital expenditures included within accounts payable and accrued expenses as of the end of the period.

The table below sets forth total assets as of April 3, 2016 and January 3, 2016.

	April 3,	January 3,
	2016	2016
Total assets
United States(a)	$409,239	$414,379
Brazil	82,488	73,116
Total assets	$491,727	$487,495

(a)

Total assets as of April 3, 2016 and January 3, 2016 include total assets of $2,124 and $2,414, respectively, attributable to the joint venture in Mexico that may only be used to settle the obligations of the joint venture. For all periods presented, total assets include assets attributable to the Company’s corporate office in the United States and assets that are not directly attributable to restaurant operations.

13. Related-Party Transactions

In July 2012, the Company and its wholly-owned subsidiaries entered into an agreement with an affiliated entity of its private equity fund owners (“Sponsor”) to provide management, consulting and financial and other advisory services to the Company (the “Advisory Services Agreement”). The Advisory Services Agreement required the Company to pay Sponsor a non-refundable periodic retainer fee in an amount per year of the greater of $750 or 1.50% of Consolidated EBITDA, as defined in the Advisory Services Agreement, for the immediately preceding fiscal year. The Advisory Services Agreement was terminated upon the consummation of the IPO and the Company paid a one-time fee of $7,544 to terminate the Advisory Services Agreement during the second quarter of Fiscal 2015. The Company recorded $341 of expense during the thirteen week period ended March 29, 2015, attributable to periodic retainer fees. This expense is included in general and administrative costs in the consolidated statement of operations and comprehensive income (loss). The Company had no outstanding payable due to Sponsor at January 3, 2016 related to the Advisory Services Agreement.

In February 2015, the Company entered into three Director Securities Purchase Agreements pursuant to which the Company issued and sold to three independent directors 9,292 shares of common stock each, at a purchase price of $10.78 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section and other parts of this Quarterly Report on Form 10-Q  contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which are subject to risks and uncertainties. Forward-looking statements relate to expectations, beliefs, projections, guidance, future plans, objectives and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts, such as statements regarding our future financial condition or results of operations, our prospects and strategies for future growth, the development and introduction of new products, and the implementation of our marketing and branding strategies. Forward-looking statements can also be identified by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “seeks,” “intends,” “targets” or the negative of these terms or other comparable terminology. Forward-looking statements are not guarantees of future performance and actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the section entitled "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended January 3, 2016 and other factors noted below in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements speak only as of the date on which they are made. Except as required by applicable securities law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

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

The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes in Item 1 and with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K. All information presented herein is based on our fiscal calendar. Unless otherwise stated, references to particular years, quarters, months or periods refer to our fiscal years and the associated quarters, months and periods of those fiscal years.

We operate on a 52- or 53-week fiscal year that ends on the Sunday that is closest to December 31 of that year. Each fiscal year generally is comprised of four 13-week fiscal quarters, although in the years with 53 weeks the fourth quarter represents a 14-week period. References to Fiscal 2016 relate to our 52-week fiscal year ending January 1, 2017. References to Fiscal 2015 relate to our 53-week fiscal year ended January 3, 2016.

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

Highlights and Trends

Restaurant Development

Restaurant openings reflect the number of new restaurants opened during a particular reporting period. During the first quarter of Fiscal 2016 we opened our 42nd location in Naperville, Illinois. We plan to open five to six restaurants during Fiscal 2016, including at least one international joint venture restaurant. We believe our international joint venture restaurants will allow us to expand our restaurant footprint with limited capital investment by us. Over the next five years, we plan to increase our company-owned restaurant count by at least 10% annually, with North America being our primary market for new restaurant development. In addition, over the next five years, we plan to open three to five new restaurants in Brazil. The actual number and timing of new restaurant openings is subject to a number of factors outside of the Company's control including, but not limited to, weather conditions and factors under the control of landlords, contractors and regulatory/licensing authorities.

	Fiscal Quarter Ended	Fiscal Quarter Ended
	April 3, 2016	March 29, 2015
Restaurant Activity
Beginning of Period	41	34
Openings	1	1
Closings	—	—
Restaurants at end of period	42	35

Recent Events in Brazil

In March and April of 2015, a series of protests began in Brazil against the current government and its President. The initial protests occurred in cities throughout Brazil, including Rio de Janeiro and São Paolo, with an estimated number of protestors on March 15, 2015 of approximately one million. Protests continued throughout the remainder of March and into April. As a result of the protests, our restaurants in Brazil experienced reduced guest traffic in the second half of March 2015 and in April 2015. Additional protests occurred in many cities throughout Brazil on August 16, 2015, which resulted in a slight reduction in guest traffic. In March 2016 there were additional anti-government and anti-corruption protests throughout Brazil. Various allegations, trials or convictions of federal or state government officials could lead to political instability. It is possible that further protests or other social unrest, political activity or political instability may occur in Brazil, which could impact our guest traffic, thereby affecting our revenue and net income.

Exchange Rate Impact

We have experienced significant foreign currency impact during due to fluctuations of the Brazilian Real relative to the US dollar. When the US dollar strengthens compared to the Brazilian Real, it has a negative impact on our Brazilian operating results upon translation of those results into US dollars for the purposes of consolidation. During the first quarter of Fiscal 2016, revenue was negatively impacted by $2.7 million from changes in the exchange rate. We anticipate continued foreign currency volatility throughout Fiscal 2016 with respect to the Brazilian Real.

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

Investments in Human Capital to Support Growth

To support our future growth and improve our operations and management team, over the last three years we have made significant investment in personnel costs by adding positions to our corporate team in executive positions and key functional areas and added local sales manager positions and assistant manager positions at the restaurant level.

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

Restaurant Contribution and Restaurant Contribution Margin

Restaurant contribution is defined as revenue less restaurant operating costs (which include food and beverage costs, compensation and benefits costs and occupancy and certain other operating costs but exclude depreciation and amortization expense). Restaurant contribution margin is defined as restaurant contribution as a percentage of revenue. Restaurant contribution and restaurant contribution margin are supplemental measures of operating performance of our restaurants and our calculations thereof may not be comparable to those reported by other companies. Restaurant contribution and restaurant contribution margin are neither required by, nor presented in accordance with GAAP. Restaurant contribution and restaurant contribution margin have limitations as analytical tools, and you should not consider them in isolation or as substitutes for analysis of our results as reported under GAAP. A reconciliation of restaurant contribution to revenue for the first quarter of Fiscal 2016 compared to the first quarter of Fiscal 2015 is provided on page 28.

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

Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA is defined as net income before interest, taxes and depreciation and amortization plus the sum of certain operating and non-operating expenses, including pre-opening costs, losses on modifications and extinguishment of debt, equity-based compensation costs, management and consulting fees, retention agreement costs, IPO related costs, and other non-cash or similar adjustments. Adjusted EBITDA margin represents Adjusted EBITDA as a percentage of revenue. By monitoring and controlling our Adjusted EBITDA and Adjusted EBITDA margin, we can gauge the overall profitability of our company. Adjusted EBITDA and Adjusted EBITDA margin are supplemental measures of our performance that are neither required by, nor presented in accordance with, GAAP. Adjusted EBITDA and Adjusted EBITDA margin are not measurements of our financial performance under GAAP and should not be considered as alternatives to net income (loss), operating income (loss) or any other performance measures derived in accordance with GAAP or as alternatives to cash flows from operating activities as measures of our liquidity. In addition, in evaluating Adjusted EBITDA and Adjusted EBITDA margin, you should be aware that in the future we will incur expenses or charges such as those added back to calculate Adjusted EBITDA. Our presentation of Adjusted EBITDA and Adjusted EBITDA margin should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

We believe Adjusted EBITDA and Adjusted EBITDA margin facilitate operating performance comparisons from period to period by isolating the effects of some items that vary from period to period without any correlation to core operating performance or that vary widely among similar companies. These potential differences may be caused by variations in capital structures (affecting interest expense), tax positions (such as the impact on periods or companies of changes in effective tax rates or net operating losses) and the age and book depreciation of facilities and equipment (affecting relative depreciation expense). We also present Adjusted EBITDA and Adjusted EBITDA margin because (i) we believe these measures are frequently used by securities analysts, investors and other interested parties to evaluate companies in our industry, (ii) we believe investors will find these measures useful in assessing our ability to service or incur indebtedness, and (iii) we use Adjusted EBITDA and Adjusted EBITDA margin internally as benchmarks to compare our performance to that of our competitors.

Adjusted EBITDA and Adjusted EBITDA margin have limitations as analytical tools, and you should not consider them in isolation, or as substitutes for analysis of our results as reported under GAAP. Some of these limitations are (i) they do not reflect our cash expenditures, future requirements for capital expenditures or contractual commitments, (ii) they do not reflect changes in, or cash requirements for, our working capital needs, (iii) they do not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debt, (iv) although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future and Adjusted EBITDA and Adjusted EBITDA margin do not reflect any cash requirements for such replacements, (v) they do not adjust for all non-cash income or expense items that are reflected in our statements of cash flows, (vi) they do not reflect the impact of earnings or charges resulting from matters we consider not to be indicative of our ongoing operations, and (vii) other companies in our industry may calculate these measures differently than we do, limiting their usefulness as comparative measures. A reconciliation of Adjusted EBITDA to net income is provided on page 29.

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

Results of Operations

The following tables summarize key components of our consolidated results of operations for the periods indicated, both in dollars and as a percentage of revenue:

First Fiscal Quarter Ended April 3, 2016 (13 Weeks) Compared to First Fiscal Quarter Ended March 29, 2015 (13 Weeks)

(dollars in thousands)

	Fiscal Quarter Ended		Fiscal Quarter Ended
	April 3, 2016		March 29, 2015		Increase / (Decrease)
	Dollars	%(a)	Dollars	%(a)	Dollars	%(b)	%(c)
Revenue
US Restaurant	$60,643	88.1%	$54,702	84.2%	$5,941	10.9%	3.9%
Brazil Restaurant	8,195	11.9%	10,243	15.8%	(2,048)	(20.0%)	(3.9%)
Other	19	0.0%	14	0.0%	5	*	*
Total revenue	68,857	100.0%	64,959	100.0%	3,898	6.0%	*
Restaurant operating costs
Food and beverage costs	19,184	27.9%	19,164	29.5%	20	0.1%	(1.6%)
Compensation and benefit costs	16,175	23.5%	14,100	21.7%	2,075	14.7%	1.8%
Occupancy and other operating expenses (excluding depreciation and amortization)	12,674	18.4%	11,174	17.2%	1,500	13.4%	1.2%
Total restaurant operating costs	48,033	69.8%	44,438	68.4%	3,595	8.1%	1.4%
Marketing and advertising costs	1,658	2.4%	1,402	2.2%	256	18.3%	0.2%
General and administrative costs	5,618	8.2%	5,708	8.8%	(90)	(1.6%)	(0.6%)
Pre-opening costs	508	0.7%	1,003	1.5%	(495)	(49.4%)	(0.8%)
Depreciation and amortization	3,746	5.4%	3,004	4.6%	742	24.7%	0.8%
Other operating (income) expense, net	(55)	(0.1%)	(113)	(0.2%)	(58)	*	(0.1%)
Total costs and expenses	59,508	86.4%	55,442	85.3%	4,066	7.3%	1.1%
Income from operations	9,349	13.6%	9,517	14.7%	(168)	(1.8%)	(1.1%)
Other income (expense):
Interest expense, net	(1,126)	(1.7%)	(3,928)	(6.1%)	(2,802)	(71.3%)	(4.4%)
Interest income	395	0.6%	171	0.3%	224	131.0%	(0.3%)
Other income (expense), net	—	0.0%	(2)	0.0%	(2)	*	0.0%
Total other income (expense), net	(731)	(1.1%)	(3,759)	(5.8%)	(3,028)	(80.6%)	(4.7%)
Income before income taxes	8,618	12.5%	5,758	8.9%	2,860	49.7%	3.6%
Income tax expense	2,626	3.8%	1,252	1.9%	1,374	109.7%	1.9%
Net income	5,992	8.7%	4,506	7.0%	1,486	33.0%	1.7%
Less: Income (loss) attributable to noncontrolling interest	22	0.0%	(159)	(0.2%)	*	*	*
Net income attributable to Fogo de Chão, Inc.	$5,970	8.7%	$4,665	7.2%	$1,305	28.0%	1.5%
(a)	Calculated as a percentage of total revenue.
(b)	Calculated percentage increase / (decrease) in dollars.
(c)	Calculated increase / (decrease) in percentage of total revenue.
*	Not meaningful.

Revenue

Total revenue for the first quarter of Fiscal 2016 increased $3.9 million, or 6.0%, compared to the first quarter of Fiscal 2015, due to a $7.3 million increase in non-comparable restaurant sales, offset by a negative foreign exchange impact of $2.7 million. Total comparable sales decreased 3.7%. On a constant currency basis comparable restaurant sales increased 1.1% compared to the first quarter of Fiscal 2015. Due to the 53rd week in Fiscal 2015, the comparable restaurant sales calculation is based on comparing sales in the first fiscal quarter of 2016 (13-week period ended April 3, 2016) to the corresponding calendar period of 2015 (13-week period ended April 5, 2015).

US restaurant revenue for the first quarter of Fiscal 2016 increased $5.9 million, or 10.9%, compared to the first quarter of Fiscal 2015, due to increased non-comparable restaurant sales of $6.6 million and a 0.9% increase in comparable restaurant sales. Comparable sales weeks for Fiscal 2015 have been shifted one week due to the 2014/2015 New Year’s holiday that occurred during the first week of Fiscal 2015. As a result, sales for the first quarter of Fiscal 2015 were positively impacted by $1.1 million due to the inclusion of the New Year’s holiday.

Brazil restaurant revenue for the first quarter of Fiscal 2016 decreased $2.0 million, or 20.0%, compared to the first quarter of Fiscal 2015, due to a negative foreign exchange impact of $2.7 million partially offset by $0.7 million increase in non-comparable restaurant sales. On a constant currency basis Brazil comparable restaurant sales increased 2.3% compared to the first quarter of Fiscal 2015.

Food and Beverage Costs

Food and beverage costs for the first quarter of Fiscal 2016 were consistent with the first quarter of Fiscal 2015. As a percentage of total revenue, total food and beverage costs decreased from 29.5% to 27.9%, primarily due to a reduction in beef commodity pricing, initiatives to reduce waste and introduction of lower cost seasonal menu offerings.

Compensation and Benefit Costs

Compensation and benefit costs for the first quarter of Fiscal 2016 increased $2.1 million, or 14.7%, compared to the first quarter of Fiscal 2015, due to a $2.6 million increase in non-comparable restaurant labor expenses offset by a $0.4 million positive foreign exchange impact and a $0.2 million decrease in share-based compensation. As a percentage of total revenue, total compensation and benefits costs increased from 21.7% to 23.5%, primarily due to reduced leverage on the new restaurant openings that occurred during the fourth quarter of Fiscal 2015 and the first quarter of Fiscal 2016, increased group health insurance costs and minimum wage increases.

Occupancy and Other Operating Expenses

Occupancy and other operating expenses for the first quarter of Fiscal 2016 increased $1.5 million, or 13.4%, compared to the first quarter of Fiscal 2015, due to a $1.8 million increase in non-comparable restaurant expense, offset by a positive foreign exchange impact of $0.5 million. As a percentage of total revenue, total occupancy and other operating costs increased from 17.2% to 18.4%, primarily due to reduced leverage on the new restaurant openings that occurred during the fourth quarter of Fiscal 2015 and the first quarter of Fiscal 2016.

Marketing and Advertising Costs

Marketing and advertising costs for the first quarter of Fiscal 2016 increased $0.3 million, or 18.3%, compared to the first quarter of Fiscal 2015, due to a planned increase in advertising spend. As a percentage of total revenue, marketing and advertising costs increased from 2.2% to 2.4%.

General and Administrative Costs

General and administrative costs for the first quarter of Fiscal 2016 decreased $0.1 million, or 1.6%, compared to the first quarter of Fiscal 2015, due to a $0.3 million decrease in legal and professional expenses related to the IPO that occurred in the second quarter of Fiscal 2015, offset by a $0.2 million increase in administrative salaries. As a percentage of total revenue, general and administrative costs decreased from 8.8% to 8.2%.

Pre-opening Costs

Pre-opening costs for the first quarter of Fiscal 2016 decreased $0.5 million compared to the first quarter of Fiscal 2015. We opened one restaurant during the first quarter of Fiscal 2016 compared to one new opening during the first quarter of Fiscal 2015 with two additional restaurants under construction which opened during the second quarter of Fiscal 2015.

Interest Expense

Interest expense, net of capitalized interest, for the first quarter of Fiscal 2016 decreased $2.8 million, or 71.3%, compared to the first quarter of Fiscal 2015, due to a reduction in the average outstanding principal balance owed and a reduction in interest rates following the extinguishment of the 2012 Credit Facility during the second quarter of Fiscal 2015. As a percentage of total revenue, interest expense decreased from 6.1% to 1.7%.

Income Tax Expense

Income tax expense increased $1.4 million to $2.6 million for the first quarter of Fiscal 2016 from $1.3 million for the first quarter of Fiscal 2015. Consolidated effective tax rate increased to 30.5% for the first quarter of Fiscal 2016 from 21.7% for the first quarter of Fiscal 2015. The effective tax rate for the first quarter of Fiscal 2015 was positively impacted by the release of the valuation allowance and $0.3 million discrete tax benefit recognized in the first quarter of Fiscal 2015 related to a true-up of the deferred tax asset on Fiscal 2014 alternative minimum tax.

Restaurant Contribution

(dollars in thousands)

	Fiscal Quarter Ended		Fiscal Quarter Ended
	April 3, 2016		March 29, 2015		Increase / (Decrease)
	Dollars	%(a)	Dollars	%(a)	Dollars	%(b)	%(c)
Revenue
US Restaurant	$60,643	88.1%	$54,702	84.2%	$5,941	10.9%	3.9%
Brazil Restaurant	8,195	11.9%	10,243	15.8%	(2,048)	(20.0%)	(3.9%)
Other	19	0.0%	14	0.0%	5	*	*
Total revenue	$68,857	100.0%	$64,959	100.0%	$3,898	6.0%	*
Restaurant operating costs
US	$42,105	69.4%	$37,083	67.8%	$5,022	13.5%	1.6%
Brazil	5,928	72.3%	7,355	71.8%	(1,427)	(19.4%)	0.5%
Total restaurant operating costs	$48,033	69.8%	$44,438	68.4%	$3,595	8.1%	1.4%
Restaurant contribution
US	$18,538	30.6%	$17,619	32.2%	$919	5.2%	(1.6%)
Brazil	2,267	27.7%	2,888	28.2%	(621)	(21.5%)	(0.5%)
Other	19	*	14	*	5	*	*
Total restaurant contribution	$20,824	30.2%	$20,521	31.6%	$303	1.5%	(1.4%)

(a)	Calculated as a percentage of total revenue or segment revenue where applicable.
(b)	Calculated percentage increase / (decrease) in dollars.
(c)	Calculated increase / (decrease) in percentage of total revenue or segment revenue where applicable.
*	Not meaningful.

Total restaurant contribution for the first quarter of Fiscal 2016 increased $0.3 million, or 1.5%, compared to the first quarter of Fiscal 2015, due to a $0.7 million increase in non-comparable restaurant contribution and a negative foreign exchange impact of $0.8 million. As a percentage of revenue, total restaurant contribution decreased from 31.6% to 30.2%.

As a percentage of US restaurant revenue, contribution margin decreased 1.6% from 32.2% to 30.6%, due to a 1.3% decrease in food and beverage costs due to a decrease in beef commodity pricing, a 1.8% increase in compensation and benefit costs due to increases in minimum wage and group health insurance, and a 1.1% increase in occupancy and other operating expenses, due to reduced leverage on the new restaurant openings that occurred during the fourth quarter of Fiscal 2015 and the first quarter of Fiscal 2016.

As a percentage of Brazil restaurant revenue, contribution margin decreased 0.5% from 28.2% to 27.7%, due to a 1.6% decrease in food and beverage costs due to efforts to reduce waste, a 0.7% decrease in compensation and benefit costs due to labor reduction initiatives, and a 2.8% increase in occupancy and other operating expenses primarily a result of reduced leverage on lower revenues due to a negative foreign exchange impact.

Adjusted EBITDA

The following table sets forth the reconciliation of Adjusted EBITDA to net income (dollars in thousands).

	Fiscal Quarter Ended	Fiscal Quarter Ended
	April 3, 2016	March 29, 2015
Net income attributable to Fogo de Chão, Inc.	$5,970	$4,665
Depreciation and amortization expense(a)	3,678	3,004
Interest expense, net	1,126	3,928
Interest income	(395)	(171)
Income tax expense(b)	2,608	1,252
EBITDA	12,987	12,678
Pre-opening costs(c)	508	849
Share-based compensation	127	130
Management and consulting fees(d)	—	341
Retention agreement payments(e)	—	312
IPO related expenses(f)	—	384
Non-cash adjustments(g)	248	244
Non-recurring expenses(h)	224	—
Adjusted EBITDA	$14,094	$14,938

(a)	For the thirteen week period ended April 3, 2016 amount excludes $0.1 million of depreciation expense attributable to our joint venture in Mexico.
(b)	For the thirteen week period ended April 3, 2016 amount excludes $0.02 million of income tax expense for joint venture in Mexico.
(c)	For the thirteen week period ended March 29, 2015 amount excludes $0.2 million of pre-opening costs incurred by our joint venture in Mexico.
(d)

Consists primarily of payments to an affiliate of THL and advisors engaged by an affiliate of THL for advisory and consulting services. See Note 13 to the unaudited condensed consolidated financial statements.

(e)	Consists of cash payments to our regional managers pursuant to retention and non-compete agreements executed in 2012. The final payments under these agreements are due in October 2015.
(f)

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

(g)	Consists of non-cash portion of straight line rent expense.
(h)

Consists of one-time expenses related to the realignment of management of the Brazilian subsidiaries and the legal transfer of the Brazilian subsidiaries to the Company’s Dutch holding company to support the Company’s expansion into international markets.

Supplemental Selected Constant Currency Information

As exchange rates are an important factor in understanding period-to-period comparisons, we believe the presentation of certain results on a constant currency basis in addition to reported results helps improve investors’ ability to understand our operating results and evaluate our performance in comparison to prior periods. Constant currency information compares results between periods as if exchange rates had remained constant period-over-period. We use results on a constant currency basis as one measure to evaluate our performance. We calculate constant currency by retranslating results across all prior periods presented using a derived exchange rate for the most current year-to-date period presented based on actual results. The tables set forth below calculate constant currency at a foreign currency exchange rate of 3.8761 Brazilian reais to 1 US dollar, which represents the derived exchange rate for the first quarter of Fiscal 2016, calculated as explained above. These results should be considered in addition to, not as a substitute for, results reported in accordance with GAAP. Results on a constant currency basis, as we present them, may not be comparable to similarly titled measures used by other companies and are not measures of performance presented in accordance with GAAP.

	Fiscal Quarter Ended	Fiscal Quarter Ended
	April 3, 2016	March 29, 2015
Revenue as reported	$68,857	$64,959
Effect of foreign currency	—	(2,726)
Revenue at constant currency	$68,857	$62,233

Adjusted EBITDA	$14,094	$14,938
Effect of foreign currency	—	(539)
Adjusted EBITDA at constant currency	$14,094	$14,399
Adjusted EBITDA margin at constant currency	20.5%	23.1%

Restaurant contribution	$20,824	$20,521
Effect of foreign currency	—	(751)
Restaurant contribution at constant currency	$20,824	$19,770
Restaurant contribution margin at constant currency	30.2%	31.8%

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

Brazilian operations are funded from cash generated within Brazil. Our US operations are funded from cash generated in the US. As of April 3, 2016, we had $21.4 million in cash and cash equivalents, of which $14.8 million was held by our Brazilian subsidiaries. We consider the undistributed net earnings of our Brazilian subsidiaries to be indefinitely reinvested and we expect the undistributed net earnings of our Brazilian subsidiaries to continue to be indefinitely reinvested. Accordingly, no provision for US income and additional foreign taxes has been recorded on the aggregate undistributed earnings of our Brazilian subsidiaries of $38.7 million as of April 3, 2016. If there is a change in assertion regarding indefinite reinvestment of undistributed earnings we would record a tax liability attributable to those undistributed earnings of approximately $13.7 million. There are no known restrictions that would prohibit the repatriation of the cash and cash equivalents of our Brazilian subsidiaries.

We intend to spend approximately $28.0 million to $32.0 million in Fiscal 2016 on capital expenditures, including approximately $22.0 million to $25.0 million for new restaurant development and approximately $2.0 million to $4.0 million on opportunistic restaurant remodeling.

At April 3, 2016, our working capital deficit (excluding cash and cash equivalents) was $8.1 million and our cash and cash equivalents were $21.4 million. We believe that our cash from operations and borrowings under our 2015 Credit Facility will be adequate to meet our liquidity needs and capital expenditure requirements for at least the next 12 months. In addition, we may make discretionary capital improvements with respect to our restaurants or systems such as our planned opportunistic restaurant remodel program, which we could fund through the issuance of debt or equity securities or other external financing sources to the extent we were unable to fund such capital expenditures out of our cash from operations.

The following table presents the primary components of net cash flows provided by and used in operating, investing and financing activities for the periods presented.

	Fiscal Quarter Ended	Fiscal Quarter Ended
	April 3, 2016	March 29, 2015(a)
Net cash provided by (used in)
Operating activities	$12,005	$2,943
Investing activities	(11,700)	(4,220)
Financing activities	(5,239)	(89)
Effect of foreign exchange	1,435	(717)
Net decrease in cash and cash equivalents	$(3,499)	$(2,083)

(a)

The consolidated statement of cash flows for the thirteen week period ended March 29, 2015 has been revised to correct classification errors. See Note 2 to the unaudited condensed consolidated financial statements.

Operating Activities

Net cash provided by operating activities increased $9.1 million to $12.0 million for the first quarter of Fiscal 2016, primarily due to a $1.5 million increase in net income, a $6.5 million increase in cash related to the timing of collections of receivables and payments of liabilities and a $0.6 million increase in cash related to prepaid expenses and other assets.

Investing Activities

Net cash used in investing activities increased $7.5 million to $11.7 million for the first quarter of Fiscal 2016, primarily due to the timing of capital expenditures related to new restaurant construction.

Financing Activities

Net cash used in financing activities increased to $5.2 million for the first quarter of Fiscal 2016, from $0.1 million for the first quarter of Fiscal 2015, due to repayments on the Revolving Credit Facility under the 2015 Credit Facility.

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

As of April 3, 2016, we had five letters of credit outstanding for a total of $2.4 million and $87.6 million of available borrowing capacity under the 2015 Credit Facility.

Contractual Obligations

In Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended January 3, 2016, we disclosed that we had $365.0  million in total contractual obligations as of January 3, 2016. Other than the items discussed below, there have been no material changes in our total obligations during the first fiscal quarter of Fiscal 2016 outside of the normal course of our business.

We lease certain restaurant locations, storage spaces, buildings and equipment under non-cancelable operating leases. Our restaurant leases generally have initial terms of between 10 and 20 years, and generally can be extended only in five-year increments. Our leases expire at various dates between 2016 and 2033, excluding extensions at our option. During the first quarter of Fiscal 2016, we entered into two additional leases, adding estimated minimum future rental payments of approximately $15.3 million as of April 3, 2016 attributable to these non-cancelable operating leases.

Off-Balance Sheet Arrangements

We enter into standby letters of credit to secure certain of our obligations, including insurance programs and lease obligations. As of April 3, 2016, letters of credit and letters of guaranty totaling $2.4 million have been issued. Other than these standby letters of credit, we do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. In addition, we have not entered into any derivative contracts or synthetic leases.

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

We believe our critical accounting policies are affected by significant judgments and estimates used in the preparation of our consolidated financial statements and that the judgments and estimates are reasonable. Our critical accounting policies and estimates are described in our annual consolidated financial statements and the related notes in our Annual Report on Form 10-K for the fiscal year ended January 3, 2016.

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

Foreign Currency Exchange Risk

The reporting currency for our consolidated financial statements is the US dollar. However, during the thirteen week periods ended April 3, 2016 and March 29, 2015, we generated approximately 11.9% and 15.8%, respectively, of our revenue in Brazil. As a result, we experienced significant foreign currency impact during Fiscal 2015 due to fluctuations of the Brazilian Real relative to the US dollar and may be impacted materially for the foreseeable future. For example, if the US dollar strengthens it would have a negative impact on our Brazilian operating results upon translation of those results into US dollars for the purposes of consolidation. The exchange rate of the Brazilian Real against the US dollar is currently near a multi-year low. Any hypothetical loss in revenue could be partially or completely offset by lower food and beverage costs and lower selling, general and administrative costs that are generated in Brazilian reais. A 10% appreciation in the relative value of the US dollar compared to the Brazilian Real would have resulted in lost income from operations of approximately $0.1 million for each of the thirteen week periods ended April 3, 2016 and March 29, 2015. To the extent the ratio between our revenue generated in Brazilian reais increases as compared to our expenses generated in Brazilian reais, we expect that our results of operations will be further impacted by changes in exchange rates. We do not currently hedge foreign currency fluctuations. However, in the future, in an effort to mitigate losses associated with these risks, we may at times enter into derivative financial instruments, although we have not historically done so. These may take the form of forward sales contracts and option contracts. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.

Interest Rate Risk

We are exposed to market risk from changes in interest rates on our debt, which bears interest at variable rates and is a function of our Total Rent Adjusted Leverage Ratio as defined in the 2015 Credit Facility agreement. As of April 3, 2016, we had total aggregate principal amount of outstanding borrowings of $160.0 million. A 1.00% increase in the effective interest rate applied to these borrowings would result in an interest expense increase of $1.6 million on an annualized basis. We manage our interest rate risk through normal operating and financing activities and, when determined appropriate, through the use of derivative financial instruments.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management establishes and maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. We have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, with the participation of our CEO and CFO, as well as other key members of our management. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of April 3, 2016 because of the material weaknesses in our internal control over financial reporting described under “Material Weaknesses in Internal Control over Financial Reporting” below.

Material Weaknesses in Internal Control over Financial Reporting

We are not currently required to make a formal assessment of the effectiveness of our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) until the year following our first annual report is required to be filed with the SEC. As discussed in our final prospectus filed on June 19, 2015, in connection with the audit of our financial statements for Fiscal 2013, the period from May 24, 2012 to December 30, 2012, and the period from January 2, 2012 to July 20, 2012, we and our independent registered public accounting firm identified material weaknesses in internal control over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In particular, we did not design an effective control environment with sufficient personnel with the appropriate level of accounting knowledge, experience and training to assess the completeness and accuracy of the technical accounting matters, principally related to accounting for business combinations, accounting for modifications of debt instruments, nor did we have a sufficient number of accounting personnel to allow for appropriate segregation of duties or thorough review and supervision of our financial closing process. We also did not design, maintain or implement effective control activities relating to formal accounting policies. Specifically, we did not design, maintain or implement policies and procedures to adequately review and account for transactions that arise in the normal course of business, which limited our ability to make accounting decisions and to detect and correct accounting errors. As discussed in our Annual Report on Form 10-K for the year ended January 3, 2016, these material weaknesses resulted in errors in the accounting for and classification of certain transactions, which resulted in a restatement of the consolidated statement of cash flows for the fiscal year ended December 28, 2014 and the restatement of the first three fiscal quarters of Fiscal 2014, and revisions to our statements of cash flows for our first three fiscal quarters of Fiscal 2015. Each of the material weaknesses could result in a misstatement of our financial statements or disclosures that would result in a material misstatement of our annual or interim consolidated financial statements that would not be prevented or detected.

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

The Union of Workers in Hotels, Apart-Hotels, Motels, Flats, Restaurants, Bars, Snack Bars and Similar in São Paulo and the Region (the “Union of Workers”) brought claims in 2011 on behalf of certain employees of one of our São Paulo restaurants asserting that the restaurant charged mandatory tips and did not properly calculate compensation payable to or for the benefit of those employees. The claims were initially dismissed in 2011 but the union pursued various appeals of its claims. A regional labor court rendered a decision in 2014 that partially granted one of the union appeals and ordered the restaurant to make unquantified payments based on its determination that the restaurant charged mandatory tips. At that time, the restaurant recorded a reserve of R$100,000 (Brazilian Real), the amount established by the judge for the calculation of court fees. The restaurant appealed to the superior labor court, which did not grant the appeal. The decision of the regional labor court became final in November 2015 and the claims were remitted to the first labor court to proceed with the next phase of the matter. The Company is currently engaged in the delivery of documents and information to, and anticipates negotiations with, the union. At this time, the Company does not know how many employees could be affected or the relevant time period for, or the appropriate method of, calculating any amounts that may be payable. In light of the foregoing and the inherent uncertainties involved in Brazilian labor matters, we are currently unable to reasonably estimate the possible loss or a range of possible losses that may result from the union’s claims; however, an adverse outcome could materially and adversely affect the Company’s financial condition, results of operations or cash flows in any particular reporting period. The Union of Workers also represents certain employees of our other four locations in São Paulo. The Union of Workers negotiated a new collective agreement applicable for the period 2015 through 2017. Based on the terms of the new agreement, the Company believes that the Union of Workers would not have the same arguments it made before if it now brought claims on behalf of employees of the four São Paulo restaurants that were not covered by the prior decision. Nonetheless, in light of the inherent uncertainties involved in Brazilian labor matters, there can be no assurance that the Union of Workers will not pursue such claims and, if so, that such claims would be rejected; an adverse outcome could materially and adversely affect the Company’s financial condition, results of operations or cash flows in any particular reporting period.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended January 3, 2016.

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

FOGO DE CHAO, INC.

Date: May 11, 2016	By:	/s/ Lawrence J. Johnson
Lawrence J. Johnson
Chief Executive Officer

Date: May 11, 2016	By:	/s/ Anthony D. Laday
Anthony D. Laday
Chief Financial Officer