Form 10-Q
period 2016-07-03
Fogo de Chao, Inc.
filed 2016-08-10
CIK 1627487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2016

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

As of August 8, 2016 the registrant had 28,125,753 shares of common stock, $0.01 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Fogo de Chão, Inc.

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share and par value amounts)

	July 3,	January 3,
	2016	2016
Assets
Current assets:
Cash and cash equivalents	$27,512	$24,919
Accounts receivable	6,663	9,198
Other receivables	2,411	4,032
Inventories	4,695	4,586
Prepaid expenses and other current assets	3,889	3,023
Total current assets	45,170	45,758
Property and equipment, net	144,968	136,687
Prepaid rent	441	317
Goodwill	211,834	204,432
Intangible assets, net	96,415	92,980
Liquor licenses	1,094	742
Other assets	3,010	3,319
Deferred tax assets	339	342
Total assets(a)	$503,271	$484,577
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$22,396	$28,907
Deferred revenue	4,653	5,164
Total current liabilities	27,049	34,071
Deferred rent	18,295	17,831
Long-term debt, less current portion	157,000	165,000
Other noncurrent liabilities	2,139	2,088
Deferred taxes	17,078	13,033
Total liabilities(a)	221,561	232,023
Commitments and contingencies (Note 12)
Equity:
Fogo de Chão, Inc. shareholders' equity:
Preferred stock, $0.01 par value, 15,000,000 shares authorized, no shares issued and outstanding as of July 3, 2016 and January 3, 2016, respectively	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 28,093,346 and 28,069,466 shares issued and outstanding as of July 3, 2016 and January 3, 2016, respectively	281	281
Additional paid-in capital	274,857	274,344
Accumulated earnings	47,611	35,451
Accumulated other comprehensive loss	(43,196)	(59,465)
Total Fogo de Chão, Inc. shareholders' equity	279,553	250,611
Noncontrolling interests	2,157	1,943
Total equity	281,710	252,554
Total liabilities and equity	$503,271	$484,577

(a)

Consolidated assets as of July 3, 2016 and January 3, 2016 include total assets of $2,580 and $2,414, respectively, attributable to a consolidated joint venture that can only be used to settle the obligations of the joint venture. Consolidated liabilities as of July 3, 2016 and January 3, 2016 include total liabilities of $203 and $249 attributable to the consolidated joint venture. See Note 6.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Fogo de Chão, Inc.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except share and per share amounts)

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	July 3,	June 28,	July 3,	June 28,
	2016	2015	2016	2015
Revenue	$69,550	$68,210	$138,407	$133,169
Restaurant operating costs:
Food and beverage costs	20,237	20,747	39,421	39,911
Compensation and benefit costs	15,834	15,926	32,009	30,026
Occupancy and other operating expenses (excluding depreciation and amortization)	12,950	11,387	25,624	22,561
Total restaurant operating costs	49,021	48,060	97,054	92,498
Marketing and advertising costs	1,753	1,869	3,411	3,271
General and administrative costs	4,791	17,178	10,409	22,886
Pre-opening costs	524	478	1,032	1,481
Loss on extinguishment of debt	—	5,991	—	5,991
Depreciation and amortization	3,882	3,133	7,628	6,137
Other operating (income) expense, net	(149)	(55)	(204)	(168)
Total costs and expenses	59,822	76,654	119,330	132,096
Income (loss) from operations	9,728	(8,444)	19,077	1,073
Other income (expense):
Interest expense, net of capitalized interest	(1,094)	(3,813)	(2,220)	(7,741)
Interest income	491	150	886	321
Other income (expense), net	(3)	7	(3)	5
Total other income (expense), net	(606)	(3,656)	(1,337)	(7,415)
Income (loss) before income taxes	9,122	(12,100)	17,740	(6,342)
Income tax expense (benefit)	3,056	(14,581)	5,682	(13,329)
Net income	6,066	2,481	12,058	6,987
Less: Net income (loss) attributable to noncontrolling interest	(124)	20	(102)	(139)
Net income attributable to Fogo de Chão, Inc.	$6,190	$2,461	$12,160	$7,126
Net income	$6,066	$2,481	$12,058	$6,987
Other comprehensive income (loss):
Currency translation adjustment	8,212	2,743	16,115	(12,587)
Total other comprehensive income (loss)	$8,212	$2,743	$16,115	$(12,587)
Comprehensive income (loss)	14,278	5,224	28,173	(5,600)
Less: Comprehensive loss attributable to noncontrolling interest	(281)	(35)	(256)	(69)
Comprehensive income (loss) attributable to Fogo de Chão, Inc.	$14,559	$5,259	$28,429	$(5,531)
Earnings per common share attributable to Fogo de Chão, Inc.:
Basic	$0.22	$0.11	$0.43	$0.31
Diluted	$0.21	$0.10	$0.42	$0.30
Weighted average common shares outstanding:
Basic	28,086,942	23,120,019	28,082,240	22,974,204
Diluted	28,880,226	23,852,895	28,898,149	23,472,964

The accompanying notes are an integral part of these condensed consolidated financial statements.

Fogo de Chão, Inc.

Unaudited Condensed Consolidated Statement of Shareholders’ Equity

(in thousands, except share amounts)

			Additional		Accumulated Other	Fogo de Chão, Inc.
	Common Stock		Paid-In	Accumulated	Comprehensive	Shareholders'	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Loss	Equity	Interests	Equity
December 28, 2014	22,813,378	$228	$175,987	$7,586	$(29,720)	$154,081	$1,378	$155,459
Net income (loss)	—	—	—	7,126	—	7,126	(139)	6,987
Issuance of common stock	27,876	—	301	—	—	301	—	301
Issuance of common stock in connection with IPO, net of transaction costs	5,073,528	51	91,232	—	—	91,283	—	91,283
Share-based compensation	—	—	6,094	—	—	6,094	—	6,094
Currency translation adjustment	—	—	—	—	(12,657)	(12,657)	70	(12,587)
Contribution from noncontrolling interests	—	—	—	—	—	—	698	698
June 28, 2015	27,914,782	$279	$273,614	$14,712	$(42,377)	$246,228	$2,007	$248,235
Net income	—	—	—	20,739	—	20,739	271	21,010
Restricted shares vested	154,684	2	(2)	—	—	—	—	—
IPO transaction costs	—	—	34	—	—	34	—	34
Share-based compensation	—	—	698	—	—	698	—	698
Currency translation adjustment	—	—	—	—	(17,088)	(17,088)	(213)	(17,301)
Contributions from noncontrolling interests	—	—	—	—	—	—	572	572
Distributions to noncontrolling interests	—	—	—	—	—	—	(694)	(694)
January 3, 2016	28,069,466	$281	$274,344	$35,451	$(59,465)	$250,611	$1,943	$252,554
Net income (loss)	—	—	—	12,160	—	12,160	(102)	12,058
Restricted shares vested	11,457	—	—	—	—	—	—	—
Stock option exercises	12,423	—	101	—	—	101	—	101
Share-based compensation	—	—	412	—	—	412	—	412
Currency translation adjustment	—	—	—	—	16,269	16,269	(154)	16,115
Contributions from noncontrolling interests	—	—	—	—	—	—	927	927
Distributions to noncontrolling interests	—	—	—	—	—	—	(457)	(457)
July 3, 2016	28,093,346	$281	$274,857	$47,611	$(43,196)	$279,553	$2,157	$281,710

The accompanying notes are an integral part of these condensed consolidated financial statements.

Fogo de Chão, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Twenty-Six Week Periods Ended
	July 3,	June 28,
	2016	2015
Cash flows from operating activities:
Net income	$12,058	$6,987
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation of property and equipment	7,496	5,999
Amortization of definite-lived intangibles	132	138
Amortization of favorable/unfavorable leases	(95)	(91)
Amortization of debt issuance costs	288	164
Amortization of original issue discount	—	549
Loss on debt extinguishment	—	5,991
Deferred income taxes	4,048	(14,256)
Share-based compensation expense	412	6,094
Loss on disposal of property and equipment	87	38
Changes in operating assets and liabilities:
Accounts and other receivables	4,931	1,704
Prepaid expenses and other assets	(883)	(33)
Inventories	172	96
Accounts payable and accrued expenses	(3,183)	(3,676)
Accrued interest	(21)	(3,531)
Deferred revenue	(582)	(620)
Deferred rent and tenant allowance	556	1,136
Net cash flows provided by operating activities	25,416	6,689
Cash flows from investing activities:
Purchase liquor licenses	(352)	(251)
Capital expenditures	(18,138)	(7,990)
Net cash flows used in investing activities	(18,490)	(8,241)
Cash flows from financing activities:
Repayments on term loans, 2012 Credit Facility	—	(3,349)
Payoff on term loans, 2012 Credit Facility	—	(245,085)
Pre-payment premium and fees, payoff, 2012 Credit Facility	—	(326)
Debt issuance costs	—	(2,396)
Borrowings on 2015 Credit Facility	—	165,000
Repayments on 2015 Credit Facility	(8,000)	—
Proceeds from the issuance of common stock	—	301
Proceeds from the issuance of common stock in initial public offering, net of underwriter fees	—	94,368
Payments of initial public offering costs	—	(1,514)
Proceeds from stock option exercises	101	—
Contributions from noncontrolling interest	927	698
Distributions to noncontrolling interest	(457)	—
Net cash flows used in (provided by) financing activities	(7,429)	7,697
Effect of foreign exchange rates on cash and cash equivalents	3,096	(552)
Net increase in cash and cash equivalents	2,593	5,593
Cash and cash equivalents at beginning of period	24,919	19,387
Cash and cash equivalents at end of period	$27,512	$24,980
Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest	$1,942	$14,146
Income taxes, net of refunds	$1,363	$1,126
Non-cash activities:
Capital expenditures included in accounts payable and accrued expenses	$1,869	$375
Initial public offering costs included in accounts payable and accrued expenses	$—	$1,287
Debt issuance costs included in accounts payable and accrued expenses	$—	$465

The accompanying notes are an integral part of these condensed consolidated financial statements.

Fogo de Chão, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

1. Description of Business

Fogo de Chão, Inc. and subsidiaries (the “Company”) operates upscale Brazilian churrascaria steakhouses under the brand of Fogo de Chão. As of July 3, 2016, the Company operated, through its subsidiaries, 31 restaurants in the United States and 10 restaurants in Brazil and one joint venture restaurant in Mexico.

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

Revised Consolidated Balance Sheet

The accompanying consolidated balance sheet as of January 3, 2016 has been revised to reflect the following adjustment to correct for an error considered immaterial:

•	To correct for an error in the accounting for a prior period business acquisition resulting from the omission of a previously unidentified acquired asset.

Fogo de Chão, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

This adjustment resulted in an increase in other receivables and total current assets, and a corresponding decrease in goodwill. This adjustment did not impact the Company’s previously reported total assets, total liabilities or total equity as of January 3, 2016 and did not impact the previously reported consolidated statement of operations and comprehensive income (loss) or the consolidated statement of cash flows for the fiscal year ended January 3, 2016. The table below presents the impact of these adjustments on the accompanying consolidated balance sheet as of January 3, 2016.

January 3,
2016
Assets
Current assets:
Other receivables -as reported	$3,117
adjustment	915
Other receivables -as revised	$4,032
Total current assets -as reported(a)	$44,843
adjustment	915
Total current assets -as revised	$45,758
Goodwill -as reported	$205,347
adjustment	(915)
Goodwill -as revised	$204,432

(a)	As adjusted for the impact of the adoption of ASU 2015-17, see Note 4.

Revised Consolidated Statement of Cash Flows

The consolidated statement of cash flows for the twenty-six week period ended June 28, 2015 has been revised to reflect the following adjustments to correct for errors considered immaterial:

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

Fogo de Chão, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

These adjustments resulted in an increase in reported net cash flows provided by operating activities and an increase in reported net cash flows used in investing activities. These adjustments did not impact the Company’s previously reported overall net change in cash and cash equivalents and did not impact the previously reported consolidated balance sheet or consolidated statement of operations and comprehensive income (loss). The table below presents the impact of these adjustments on the consolidated statement of cash flows.

Twenty-Six
Period Ended
June 28, 2015
Adjustments to reconcile cash flows from operating activities:
Changes in operating assets and liabilities:
Prepaid expenses and other assets -as reported	$(284)
adjustment	251
Prepaid expenses and other assets -as revised	$(33)
Accounts payable and accrued expenses -as reported	$(4,632)
adjustment	956
Accounts payable and accrued expenses -as revised	$(3,676)
Net cash flows provided by operating activities -as reported	$5,482
adjustment	1,207
Net cash flows provided by operating activities -as revised	$6,689
Cash flows from investing activities:
Purchase liquor licenses -as reported	$—
adjustment	(251)
Purchase liquor licenses -as revised	$(251)
Capital expenditures -as reported	$(7,034)
adjustment	(956)
Capital expenditures -as revised	$(7,990)
Net cash flows used in investing activities -as reported	$(7,034)
adjustment	(1,207)
Net cash flows used in investing activities -as revised	$(8,241)

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

Capitalized Interest

Direct and certain related indirect costs of construction, including interest, are capitalized in conjunction with construction and development projects. These costs are included in property and equipment and are amortized over the life of the related building and leasehold interest. The Company capitalized $17 and $21 of interest during the thirteen and twenty-six week periods ended July 3, 2016, respectively, and capitalized $31 of interest during the twenty-six week period ended June 28, 2015. No interest was capitalized during the thirteen week period ended June 28, 2015.

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

As of July 3, 2016 and January 3, 2016, the fair value of cash and cash equivalents, accounts and other receivables, inventories, accounts payable and accrued expenses approximated their carrying value due to their short-term nature. The carrying amounts of the long-term debt approximate fair value as interest rates vary with the market interest rates and negotiated terms and conditions are consistent with current market terms (Level 2).

Revenue

Revenue from restaurant sales is recognized when food and beverage products are sold and is presented net of employee meals and complimentary meals. Proceeds from the sale of gift cards that do not have expiration dates are recorded as deferred revenue at the time of the sale and recognized as revenue when the gift card is redeemed by the holder. The portion of gift cards sold which are never redeemed is commonly referred to as gift card breakage. The Company recognizes gift card breakage revenue for gift cards when the likelihood of redemption becomes remote and the Company determines there is no legal obligation to remit the value of the unredeemed gift cards to governmental agencies. The Company estimates the gift card breakage rate based upon the pattern of historical redemptions. The Company recognized $22 and $41 of gift card breakage revenue during the thirteen and twenty-six week periods ended July 3, 2016, respectively, and $17 and $31 in gift card breakage revenue during the thirteen and twenty-six week periods ended June 28, 2015, respectively.

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

The Company’s estimated liability for workers’ compensation claims was $1,888 and $1,580 as of July 3, 2016 and January 3, 2016, respectively, calculated based on a discounted cash flow basis. The undiscounted liability was approximately $2,100 and $1,700 as of July 3, 2016 and January 3, 2016, respectively. The estimated current portion of $691 and $585 as of July 3, 2016 and January 3, 2016, respectively, is included in accounts payable and accrued expenses in the consolidated balance sheet. The estimated non-current portion is included in other non-current liabilities.

The estimated liability for all other self-insurance programs is not discounted and is based on a number of assumptions and factors, including historical trends and actuarial assumptions. The accrued liability attributable to these other self-insurance programs was $227 and $266 as of July 3, 2016 and January 3, 2016, respectively, and is included in accounts payable and accrued expenses in the consolidated balance sheets.

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

4. Recent Accounting Standards

Recently Adopted Accounting Standards

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes (Topic 740).” This update requires that entities with a classified balance sheet present all deferred tax assets and liabilities as noncurrent. This update is effective for annual and interim periods for fiscal years beginning after December 15, 2016. Early adoption is permitted for financial statements that have not been previously issued. This update can be applied on either a prospective or retrospective basis. The Company elected to early adopt ASU 2015-17 as of July 3, 2016 on a retrospective basis resulting in a reclassification of $2,918 of current deferred tax assets against non-current deferred tax liabilities of $15,951 in the accompanying consolidated balance sheet as of January 3, 2016. The adoption of this guidance did not have any impact on the Company’s consolidated statements of operations or cash flows.

Fogo de Chão, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which changes the presentation of debt issuance costs in financial statements, requiring an entity to present such costs in the balance sheet as a direct deduction from the carrying amount of long-term debt, consistent with debt discounts or premiums. In August 2015, the FASB issued ASU 2015-15, which clarifies the treatment of debt issuance costs attributable to line-of-credit arrangements after the adoption of ASU 2015-03. In particular, ASU 2015-15 clarifies that the SEC staff would not object to an entity deferring and presenting debt issuance costs related to a line-of-credit arrangement as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of such arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-03 and ASU 2015-15 are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company adopted ASU 2015-03 and ASU 2015-15 as of April 3, 2016. The Company’s financial statement presentation was consistent with the guidance in ASU 2015-15. As a result, there was no impact to the Company’s consolidated balance sheet upon adoption. Unamortized debt issuance costs as of July 3, 2016 and January 3, 2016, which are attributable to the Company’s 2015 Credit Facility (revolving line-of-credit), are included in other assets (noncurrent) in the consolidated balance sheet. The adoption of this guidance did not have any impact on the Company's consolidated statements of operations or cash flows.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” The core principle of the standard is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU will replace most existing revenue recognition guidance in GAAP. New qualitative and quantitative disclosure requirements aim to enable financial statement users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The ASU permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," which defers the effective date of ASU No. 2014-09 by one-year for all entities. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. Additionally, in March 2016, the FASB issued ASU No. 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)," in April 2016, the FASB issued ASU No. 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing," and in May 2016, the FASB issued ASU No. 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-

Fogo de Chão, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

Scope Improvements and Practical Expedients," all of which provide additional clarification on certain topics addressed in ASU No. 2014-09. This guidance will be effective for annual reporting periods beginning after December 15, 2017, including interim periods therein. Early adoption is permitted for annual reporting periods beginning after December 15, 2016, including interim periods therein. The Company has not yet selected a transition method or determined the effect, if any, that this ASU will have on its consolidated financial statements and related disclosures.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which provides financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this, the amendments in this ASU replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The measurement of expected credit losses will be based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The amendments in this ASU will be applied using a modified-retrospective approach and, for public entities, are effective for fiscal years beginning after December 15, 2019 and interim periods within those annual periods. Early adoption is permitted for fiscal years beginning after December 15, 2018 and interim periods within those annual periods. The Company has not yet evaluated the impact the adoption of this standard will have on its consolidated financial statements.

5. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	July 3,	January 3,
	2016	2016
Accounts payable	$8,618	$8,959
Accrued capital expenditures	1,869	5,989
Deferred rent (current)	417	317
Payroll and payroll related	4,742	7,048
Interest payable	42	62
Sales and beverage taxes payable	1,645	2,445
Self-insurance reserves (current)	918	851
Income and other taxes payable	1,707	1,222
Other accrued expenses	2,438	2,014
Total	$22,396	$28,907

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

Fogo Holdings recognized $28 and $56 in license fee income during the thirteen and twenty-six week periods ended July 3, 2016, respectively, and recognized $37 in license fee income during the thirteen and twenty-six week periods ended June 28, 2015. This income, and the related expense recognized by the Mexican JV, are eliminated in consolidated net income. The license fee expense, recognized by the Mexican JV, is included in net income (loss) attributable to the noncontrolling interest. The license fee income, recognized by Fogo Holdings, is included in net income attributable to Fogo de Chão, Inc.

Net income (loss) from the Mexican JV for the thirteen and twenty-six week periods ended July 3, 2016 and June 28, 2015, have been allocated to the Company’s joint venture partner in accordance with the terms of the joint venture agreement. The assets of the consolidated joint venture are restricted for use only by the joint venture and are not available for the Company’s general operations.

The following table presents the consolidated assets and liabilities of the Mexican JV included within the Company’s consolidated balance sheets as of July 3, 2016 and January 3, 2016, respectively.

	July 3, 2016	January 3, 2016
Cash and cash equivalents	$204	$143
Accounts receivable	38	48
Inventories	70	103
Prepaid expenses and other assets	572	440
Property and equipment, net	1,685	1,668
Deferred tax assets, noncurrent	11	12
Total assets	$2,580	$2,414
Accounts payable and accrued expenses	$211	$263
Total liabilities	211	263
Fogo de Chão, Inc. investment in joint venture	212	208
Noncontrolling interest	2,157	1,943
Total owners' equity	2,369	2,151
Total liabilities and owners' equity	$2,580	$2,414

Accounts payable include $8 and $14 due to the Company as of July 3, 2016 and January 3, 2016, respectively, and are eliminated in consolidation.

Middle East

During the first quarter of Fiscal 2015, a wholly-owned subsidiary of the Company entered into a shareholders agreement with a non-related party to form FD Restaurants Ltd., a Cayman Islands exempted company (the “Middle East JV”), for the purposes of jointly developing, constructing and operating Brazilian style steakhouses under the “Fogo de Chão” name in certain locations in the United Arab Emirates, Qatar, Kuwait, Oman, Bahrain, the Kingdom of Saudi Arabia and Lebanon. Pursuant to the agreement, the Company will own 51% of the ownership interests in the Middle East JV and will be entitled to receive 50% of the profits of the

Fogo de Chão, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

Middle East JV after the parties recoup their initial contributions. The Company will be entitled to a license fee equal to a percentage of the annual gross revenue of each restaurant developed, constructed or operated by the Middle East JV. The Company accounts for its investment in the Middle East JV under the equity method as it has determined that it does not have a controlling interest in the Middle East JV since the Company will not have the power to direct activities that significantly impact the Middle East JV on a day-to-day basis, but does have the ability to exercise significant influence. The Company’s consolidated financial statements do not include any amounts of license fee income attributable to the Middle East JV, as the construction of restaurants included in the joint venture are currently in process. As of July 3, 2016, the Company has no basis in the Middle East JV as it has not contributed any capital to the entity.

7. Long-Term Debt

Long-term debt consists of the following:

	July 3,	January 3,
	2016	2016
2015 Credit Facility:
Revolving Credit Facility	157,000	165,000
	157,000	165,000
Less: Current portion of long-term debt	—	—
Long-term debt, less current portion	$157,000	$165,000

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

The Borrower and its restricted subsidiaries are subject to affirmative, negative and financial covenants, and events of default customary for facilities of this type (with customary grace periods, as applicable, and lender remedies). The Borrower is required to maintain two financial covenants, including a maximum Total Rent Adjusted Leverage Ratio, as that term is defined in the 2015 Credit Facility (at levels that may vary by quarter until maturity), and a minimum Consolidated Interest Coverage Ratio, as that term is defined in the 2015 Credit Facility. The Company was in compliance with each of these covenants at July 3, 2016 and at January 3, 2016.

Because the Company is not required to make principal payments on any outstanding balance under the Revolving Credit Facility until June 24, 2020, any outstanding balance is reported as non-current in the Company’s consolidated balance sheet as a component of long-term debt.

As of July 3, 2016, the Company had six letters of credit outstanding for a total of $3,316 and $89,684 of available borrowing capacity under the 2015 Credit Facility.

Debt Issuance Costs

Costs incurred in connection with the issuance of the 2015 Credit Facility are amortized to interest expense using the effective interest rate method over the term of the related credit facility. Remaining unamortized debt issuance costs were $2,307 and $2,595 as of July 3, 2016 and January 3, 2016, respectively, and are included in other assets (noncurrent) in the consolidated balance sheets.

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

The following table summarizes the Company’s stock option activity from January 3, 2016 through July 3, 2016:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 3, 2016	2,324,727	$10.70
Granted	—	—
Exercised	(12,423)	$8.06
Forfeited	(163,007)	$10.64
Outstanding at July 3, 2016	2,149,297	$10.72
Vested (and exercisable) at July 3, 2016	1,186,489	$10.48
Unvested at July 3, 2016	962,808	$11.02

As of July 3, 2016, the Company had an aggregate of $1,066 of unrecognized share-based compensation cost related to outstanding stock options, which is expected to be recognized over a weighted average period of 2.6 years.

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

The following table summarizes the Company’s restricted stock activity from January 3, 2016 through July 3, 2016:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 3, 2016	166,469	$7.87
Issued	4,455	$16.84
Vested	(11,457)	$7.96
Forfeited	(16,219)	$7.64
Unvested at July 3, 2016	143,248	$8.17

As of July 3, 2016, the Company had an aggregate of $202 of unrecognized share-based compensation cost related to outstanding restricted common stock, which is expected to be recognized over a weighted average period of 1.3 years.

Share-Based Compensation Expense

The Company recorded share-based compensation expense related to stock options and restricted stock in the following expense categories in its statements of operations and comprehensive income (loss):

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	July 3,	June 28,	July 3,	June 28,
	2016	2015	2016	2015
Restaurant operating costs	$74	$1,520	$(21)	$1,576
General and administrative costs	211	4,444	433	4,518
Total	$285	$5,964	$412	$6,094

Shares Available

As of July 3, 2016, 238,926 and 1,072,730 shares remained available for future issuance under the 2012 Plan and 2015 Plan, respectively.

9. Employee Benefit Plans

401(k) Plan – Effective July 1, 2016, the Company implemented a 401(k) plan to provide retirement benefits for certain employees.

Deferred Compensation Plan – Effective July 1, 2016, the Company implemented a non-qualified deferred compensation plan. The deferred compensation plan is intended to provide current tax planning opportunities and supplemental funds upon retirement or death for certain key employees designated and approved by the Company to be eligible to participate in the deferred compensation plan. The deferred compensation plan enables its participants with the opportunity to voluntarily elect to defer the timing of payment of base salary and/or bonuses.

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

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	July 3,	June 28,	July 3,	June 28,
	2016	2015	2016	2015
Net income attributable to Fogo de Chão, Inc.	$6,190	$2,461	$12,160	$7,126
Basic weighted average shares outstanding	28,086,942	23,120,019	28,082,240	22,974,204
Effect of dilutive securities:
Unvested restricted stock	129,370	276,399	136,760	268,205
Stock options	663,914	456,477	679,149	230,555
Diluted weighted average number of shares outstanding	28,880,226	23,852,895	28,898,149	23,472,964
Basic earnings per share	$0.22	$0.11	$0.43	$0.31
Diluted earnings per share	$0.21	$0.10	$0.42	$0.30

The Company excluded stock options to purchase 0.7 million shares of common stock from the computation of diluted earnings per share for the thirteen and twenty-six week periods ended July 3, 2016, because their inclusion would have been anti-dilutive.

The Company excluded stock options to purchase 0.9 million shares of common stock from the computation of diluted earnings per share for the thirteen and twenty-six week periods ended June 28, 2015, because their inclusion would have been anti-dilutive.

11. Income Taxes

The Company estimated its annual effective tax rate to be applied to the results of the twenty-six week periods ended July 3, 2016 and June 28, 2015 for purposes of determining its year-to-date tax expense. The determination of the Company’s overall effective tax rate requires the use of estimates. The effective tax rate reflects the income earned and taxed in various United States and Foreign jurisdictions. Tax law changes, increases and decreases in permanent differences between book and tax items, tax credits and the Company’s change in income in each jurisdiction all affect the overall effective tax rate.

The Company recognized income tax expense of $3,056 (consolidated effective tax rate of 33.5%) and $5,682 (consolidated effective tax rate of 32.0%) for the thirteen and twenty-six week periods ended July 3, 2016, respectively. The Company’s consolidated effective tax rate varies from the federal statutory rate of 35% primarily due to foreign earnings being subjected to taxation at lower tax rates, FICA tax credits, state income taxes, and nondeductible equity compensation.

The Company recognized income tax benefit of $14,581 (consolidated effective tax rate of 120.5%) and $13,329 (consolidated effective tax rate of 210.2%) for the thirteen and twenty-six week periods ended June 28, 2015, respectively. The Company had historically provided deferred taxes under ASC 740-30-25, formerly APB 23, for the presumed repatriation to the United States earnings from the Company’s Brazilian subsidiaries. In June 2015, the Company asserted that undistributed net earnings of its Brazilian subsidiaries would be indefinitely reinvested in operations outside the United States. This was primarily driven by a reduction in debt service costs on a forward basis as a result of the IPO. Additionally, future US cash projections and the Company’s intent to continue investing in restaurants in foreign jurisdictions with cash generated in those jurisdictions drove the Company’s decision to make the assertion. As a result of the change in assertion, the Company reduced its deferred tax liabilities related to undistributed foreign earnings by $13,877 in the second quarter of Fiscal 2015. In June 2015, the Company also made the decision to release its valuation allowance against its net deferred tax asset net of deferred tax liabilities related to assets with indefinite lives. The decision to release the valuation allowance was triggered in conjunction with the IPO. Reduced debt service costs and future projections of US pretax income (plus permanent tax differences) were all sources of positive evidence that led the Company to believe that it was more likely than not that it would be able to realize its net deferred tax assets. The Company’s consolidated

Fogo de Chão, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

effective tax rate, exclusive of discrete tax benefit, was approximately (2.8)% for the twenty-six week period ended June 28, 2015. The effective tax rate for the twenty-six week period ended June 28, 2015 was positively impacted by the release of the valuation allowance of $2,837.

Because the Company considers the undistributed earnings related to its Brazilian subsidiaries to be indefinitely reinvested, and are expected to continue to be indefinitely reinvested, no provision for United States income and additional foreign taxes has been recorded on aggregate undistributed earnings of $42,773. If there is a change in assertion regarding indefinite reinvestment of the undistributed earnings of the Company’s Brazilian subsidiaries, the Company would record a deferred tax liability attributable to those undistributed earnings in the amount of approximately $15,000. As of July 3, 2016, $18,514 in cash and cash equivalents is held in Brazil by the Company’s Brazilian subsidiaries and would be subject to additional taxes if repatriated to the United States.

12. Commitments and Contingencies

Lease Commitments

The Company leases its corporate office and various of its restaurant locations under non-cancelable operating leases. These leases have initial lease terms of between ten and twenty years and generally carry renewal options that can extend the term of the leases for an additional five to ten years.

Future minimum lease payments for non-cancelable leases (excluding contingent rental payments) are as follows:

2016 (remaining)	$9,384
2017	21,243
2018	20,220
2019	19,087
2020	18,661
2021	18,212
Thereafter	94,702
Total	$201,509

Future minimum lease payments attributable to locations in Brazil and Mexico, which will be made in the functional currency of the respective countries, have been estimated using the period-end currency exchange rate.

Litigation

The Union of Workers in Hotels, Apart-Hotels, Motels, Flats, Restaurants, Bars, Snack Bars and Similar in São Paulo and the Region (the “Union”) brought claims in 2011 on behalf of certain employees of one of the Company’s Sao Paulo restaurants asserting that the restaurant charged mandatory tips and did not properly calculate compensation payable to or for the benefit of those employees. The claims were initially dismissed in 2011 but the Union pursued various appeals of its claims. A regional labor court rendered a decision in 2014 that partially granted one of the Union appeals and ordered the restaurant to make unquantified payments based on its determination that the restaurant charged mandatory tips. At that time, the restaurant recorded a reserve of R$100,000 (Brazilian Real), the amount established by the judge for the calculation of court fees. The restaurant appealed to the superior labor court, which did not grant the appeal. The decision of the regional labor court became final in November 2015 and the claims were remitted to the first labor court to proceed with the next phase of the matter. The Company is currently engaged in the delivery of documents and information to, and negotiations with, the Union. At this time, the Company does not know how many employees could be affected or the relevant time period for, or the appropriate method of, calculating any amounts that may be payable. In light of the forgoing and the inherent uncertainties involved in Brazilian labor matters, the Company is currently unable to reasonably estimate the possible loss or a range of possible losses that may result from the Union’s claims.

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

13. Segment Reporting

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

The following table presents the financial information of the Company’s operating segments for the thirteen and twenty-six week periods ended July 3, 2016 and June 28, 2015.

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	July 3,	June 28,	July 3,	June 28,
	2016	2015	2016	2015
Revenue
United States(a)	$59,347	$56,107	$120,009	$110,823
Brazil	10,203	12,103	18,398	22,346
Total revenue	$69,550	$68,210	$138,407	$133,169
Restaurant contribution
United States	$17,294	$16,548	$35,851	$34,181
Brazil	3,235	3,602	5,502	6,490
Total segment restaurant contribution	$20,529	$20,150	$41,353	$40,671

(a)

For the thirteen and twenty-six week periods ended July 3, 2016 amounts include $1,125 and $2,241, respectively, and for the thirteen and twenty-six week periods ended June 28, 2015 amounts include $1,389 and $2,283, respectively, attributable to the Company’s restaurant in Puerto Rico. For the thirteen and twenty-six week periods ended July 3, 2016 amounts include $830 and $1,675, respectively, and for the thirteen and twenty-six week periods ended June, 28, 2015 amounts include $1,131 attributable to the joint venture in Mexico.

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

Fogo de Chão, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

The following table sets forth the reconciliation of total segment restaurant contribution to income from operations for the thirteen and twenty-six week periods ended July 3, 2016 and June 28, 2015.

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	July 3,	June 28,	July 3,	June 28,
	2016	2015	2016	2015
Total segment restaurant contribution	$20,529	$20,150	$41,353	$40,671
Marketing and advertising costs	1,753	1,869	3,411	3,271
General and administrative costs	4,791	17,178	10,409	22,886
Pre-opening costs	524	478	1,032	1,481
Loss on extinguishment of debt	—	5,991	—	5,991
Depreciation and amortization	3,882	3,133	7,628	6,137
Other operating (income) expense, net	(149)	(55)	(204)	(168)
Total other operating costs and expenses	10,801	28,594	22,276	39,598
Income (loss) from operations	$9,728	$(8,444)	$19,077	$1,073

The table below sets forth the property and equipment attributable to each segment as of July 3, 2016 and January 3, 2016.

	July 3,	January 3,
	2016	2016
Property and equipment, net
United States(a)	$133,497	$127,351
Brazil	10,494	8,446
Total segment property and equipment, net	143,991	135,797
Corporate office(b)	977	890
Total property and equipment, net	$144,968	$136,687

(a)

Property and equipment, net as of July 3, 2016 and January 3, 2016 includes $3,520 and $3,782, respectively, attributable to the Company’s restaurant in Puerto Rico, and includes $1,685 and $1,668, respectively, attributable to the joint venture in Mexico.

(b)	Property and equipment, net attributable to the Company’s corporate office in the United States.

The table below sets forth the capital expenditures attributable to each segment during the twenty-six week periods ended July 3, 2016 and June 28, 2015.

	Twenty-Six Week Periods Ended
	July 3,	June 28,
	2016	2015
Capital expenditures
United States(a)	$12,754	$3,938
Brazil	971	3,201
Total capital expenditures(b)	$13,725	$7,139

(a)

For the twenty-six week periods ended July 3, 2016 and June 28, 2015 amounts include $252 and $773, respectively, attributable to the joint venture in Mexico. For all periods presented, amounts exclude capital expenditures attributable to the Company's corporate office in the United States.

(b)	Total capital expenditures include non-cash capital expenditures included within accounts payable and accrued expenses as of the end of the period.

Fogo de Chão, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

The table below sets forth total assets as of July 3, 2016 and January 3, 2016.

	July 3,	January 3,
	2016	2016
Total assets
United States(a)	$409,736	$411,461
Brazil	93,535	73,116
Total assets	$503,271	$484,577

(a)

Total assets as of July 3, 2016 and January 3, 2016 include total assets of $2,580 and $2,414, respectively, attributable to the joint venture in Mexico that may only be used to settle the obligations of the joint venture. For all periods presented, total assets include assets attributable to the Company’s corporate office in the United States and assets that are not directly attributable to restaurant operations.

14. Related-Party Transactions

In July 2012, the Company and its wholly-owned subsidiaries entered into an agreement with an affiliated entity of its private equity fund owners (“Sponsor”) to provide management, consulting and financial and other advisory services to the Company (the “Advisory Services Agreement”). The Advisory Services Agreement required the Company to pay Sponsor a non-refundable periodic retainer fee in an amount per year of the greater of $750 or 1.50% of Consolidated EBITDA, as defined in the Advisory Services Agreement, for the immediately preceding fiscal year. The Advisory Services Agreement was terminated upon the consummation of the IPO and the Company paid a one-time fee of $7,544 to terminate the Advisory Services Agreement during the second quarter of Fiscal 2015. The Company recorded $252 and $593 of expense during the thirteen and twenty-six week periods ended June 28, 2015, attributable to periodic retainer fees. This expense is included in general and administrative costs in the consolidated statement of operations and comprehensive income (loss). The Company had no outstanding payable due to Sponsor at January 3, 2016 related to the Advisory Services Agreement.

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

We believe we are in the early stages of our growth with 43 current restaurants, 32 in the US, including our newest restaurant that we opened in King of Prussia, Pennsylvania in July 2016, 10 in Brazil and one in Mexico, our first joint venture restaurant. Based on internal analysis and a study prepared by an independent third party, we believe there exists a long-term growth potential for over 100 domestic sites, with additional new restaurants internationally. We have a long track record of successful new restaurant development, having grown our restaurant count by a multiple of 10 since 2000, and at a 13.3% CAGR since 2010. While new restaurants are expected to be a key driver of our growth, we believe positive comparable restaurant sales growth and margin expansion through leveraging our infrastructure will also contribute to strong future growth.

Highlights and Trends

Restaurant Development

Restaurant openings reflect the number of new restaurants opened during a particular reporting period. During January 2016 we opened our 42nd location in Naperville, Illinois and in late July 2016 opened our 43rd location in King of Prussia, Pennsylvania. We plan to open up to as many as five to six restaurants during Fiscal 2016, including one international joint venture restaurant. We believe our international joint venture restaurants will allow us to expand our restaurant footprint with limited capital investment by us. Over the next five years, we plan to increase our company-owned restaurant count by at least 10% annually, with North America being our primary market for new restaurant development. In addition, over the next five years, we plan to open three to five new restaurants in Brazil. The actual number and timing of new restaurant openings is subject to a number of factors outside of the Company's control including, but not limited to, weather conditions and factors under the control of landlords, contractors and regulatory/licensing authorities.

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Restaurant Activity
Beginning of Period	42	35	41	34
Openings	—	2	1	3
Closings	—	—	—	—
Restaurants at end of period	42	37	42	37

Events in Brazil

In March and April of 2015, a series of protests began in Brazil against the current government and its President. The initial protests occurred in cities throughout Brazil, including Rio de Janeiro and São Paolo, with an estimated number of protestors on March 15, 2015 of approximately one million. Protests continued throughout the remainder of March and into April. As a result of the protests, our restaurants in Brazil experienced reduced guest traffic in the second half of March 2015 and in April 2015. Additional protests occurred in many cities throughout Brazil on August 16, 2015, which resulted in a slight reduction in guest traffic. In March 2016 there were additional anti-government and anti-corruption protests throughout Brazil. In April 2016, the Brazil government began the impeachment process of the Brazil president. Various allegations, trials or convictions of federal or state government officials could lead to political instability. It is possible that further protests or other social unrest, political activity or political instability may occur in Brazil, which could impact our guest traffic, thereby affecting our revenue and net income. In addition to the uncertain political environment and events discussed above, Brazil continues to suffer from an economic recession that negatively impacts our guests.

Exchange Rate Impact

We have experienced significant foreign currency impact during 2015 and 2016 due to fluctuations of the Brazilian Real relative to the US dollar. When the US dollar strengthens compared to the Brazilian Real, it has a negative impact on our Brazilian operating results upon translation of those results into US dollars for the purposes of consolidation. We anticipate continued foreign currency volatility throughout Fiscal 2016 with respect to the Brazilian Real. See “Supplemental Selected Constant Currency Information” on page 36 for the exchange rate impact on current financial periods.

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

New Restaurant Openings

Our ability to successfully open new restaurants and expand our restaurant base is critical to adding revenue capacity to meet our goals for growth. New restaurant openings contribute additional operating weeks and revenue to our business. Before a new restaurant opens, we incur pre-opening costs, as described below. New restaurants often open with an initial start-up period of sales volatility. Operating margins tend to stabilize within twelve months of opening. New restaurants typically experience normal inefficiencies in the form of higher food, labor and other direct operating expenses and, as a result, restaurant contribution margins are generally lower during the start-up period of operation. The actual number and timing of new restaurant openings is subject to a number of factors outside of the Company's control including, but not limited to, weather conditions and factors under the control of landlords, contractors and regulatory/licensing authorities.

Comparable Restaurant Sales

We consider a restaurant to be comparable during the first full fiscal quarter following the eighteenth full month of operations. We adjust the sales included in the comparable restaurant calculation for restaurant closures, primarily as a result of remodels, so that the periods will be comparable. Changes in comparable restaurant sales reflect changes in sales for the comparable group of restaurants over a specified period of time. Changes in comparable sales reflect changes in guest count trends as well as changes in average check per person, as described below. This measure highlights performance of existing restaurants, as the impact of new restaurant openings is excluded. The Company uses a 52/53 week fiscal year convention. For fiscal years following a 53 week year the Company calculates comparable restaurant sales using the most comparable calendar week to the current reporting period.

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

Restaurant Contribution and Restaurant Contribution Margin

Restaurant contribution is defined as revenue less restaurant operating costs (which include food and beverage costs, compensation and benefits costs and occupancy and certain other operating costs but exclude depreciation and amortization expense). Restaurant contribution margin is defined as restaurant contribution as a percentage of revenue. Restaurant contribution and restaurant contribution margin are supplemental measures of operating performance of our restaurants and our calculations thereof may not be comparable to those reported by other companies. Restaurant contribution and restaurant contribution margin are neither required by, nor presented in accordance with GAAP. Restaurant contribution and restaurant contribution margin have limitations as analytical tools, and you should not consider them in isolation or as substitutes for analysis of our results as reported under GAAP. A reconciliation of restaurant contribution to revenue for the thirteen and twenty-six week periods ended July 3, 2016 compared to the thirteen and twenty-six week periods ended June 28, 2015 is provided on pages 31 and 34, respectively.

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

Adjusted EBITDA and Adjusted EBITDA margin have limitations as analytical tools, and you should not consider them in isolation, or as substitutes for analysis of our results as reported under GAAP. Some of these limitations are (i) they do not reflect our cash expenditures, future requirements for capital expenditures or contractual commitments, (ii) they do not reflect changes in, or cash requirements for, our working capital needs, (iii) they do not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debt, (iv) although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future and Adjusted EBITDA and Adjusted EBITDA margin do not reflect any cash requirements for such replacements, (v) they do not adjust for all non-cash income or expense items that are reflected in our statements of cash flows, (vi) they do not reflect the impact of earnings or charges resulting from matters we consider not to be indicative of our ongoing operations, and (vii) other companies in our industry may calculate these measures differently than we do, limiting their usefulness as comparative measures. A reconciliation of Adjusted EBITDA to net income for the thirteen and twenty-six week periods ended July 3, 2016 compared to the thirteen and twenty-six week periods ended June 28, 2015 is provided on page 35.

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

Results of Operations

The following tables summarize key components of our consolidated results of operations for the periods indicated, both in dollars and as a percentage of revenue:

Second Fiscal Quarter Ended July 3, 2016 (13 Weeks) Compared to Second Fiscal Quarter Ended June 28, 2015 (13 Weeks)

(dollars in thousands)

	Fiscal Quarter Ended		Fiscal Quarter Ended
	July 3, 2016		June 28, 2015		Increase / (Decrease)
	Dollars	%(a)	Dollars	%(a)	Dollars	%(b)	%(c)
Revenue
US Restaurant	$59,326	85.3%	$56,090	82.3%	$3,236	5.8%	3.0%
Brazil Restaurant	10,203	14.7%	12,103	17.7%	(1,900)	(15.7%)	(3.0%)
Other	21	0.0%	17	0.0%	4	*	*
Total revenue	69,550	100.0%	68,210	100.0%	1,340	2.0%	*
Restaurant operating costs
Food and beverage costs	20,237	29.1%	20,747	30.4%	(510)	(2.5%)	(1.3%)
Compensation and benefit costs	15,834	22.8%	15,926	23.3%	(92)	(0.6%)	(0.5%)
Occupancy and other operating expenses (excluding depreciation and amortization)	12,950	18.6%	11,387	16.7%	1,563	13.7%	1.9%
Total restaurant operating costs	49,021	70.5%	48,060	70.5%	961	2.0%	0%
Marketing and advertising costs	1,753	2.5%	1,869	2.7%	(116)	(6.2%)	(0.2%)
General and administrative costs	4,791	6.9%	17,178	25.2%	(12,387)	(72.1%)	(18.3%)
Pre-opening costs	524	0.8%	478	0.7%	46	9.6%	0.1%
Loss on extinguishment of debt	—	0.0%	5,991	8.8%	(5,991)	(100.0%)	(8.8%)
Depreciation and amortization	3,882	5.6%	3,133	4.6%	749	23.9%	1.0%
Other operating (income) expense, net	(149)	(0.2%)	(55)	(0.1%)	94	*	0.1%
Total costs and expenses	59,822	86.0%	76,654	112.4%	(16,832)	(22.0%)	(26.4%)
Income (loss) from operations	9,728	14.0%	(8,444)	(12.4%)	18,172	(215.2%)	26.4%
Other income (expense):
Interest expense, net	(1,094)	(1.6%)	(3,813)	(5.6%)	(2,719)	(71.3%)	(4.0%)
Interest income	491	0.7%	150	0.2%	341	227.3%	(0.5%)
Other income (expense), net	(3)	0.0%	7	0.0%	10	*	0.0%
Total other income (expense), net	(606)	(0.9%)	(3,656)	(5.4%)	(3,050)	(83.4%)	(4.5%)
Income (loss) before income taxes	9,122	13.1%	(12,100)	(17.7%)	21,222	(175.4%)	30.8%
Income tax expense (benefit)	3,056	4.4%	(14,581)	(21.4%)	17,637	(121.0%)	25.8%
Net income	6,066	8.7%	2,481	3.6%	3,585	144.5%	5.1%
Less: Income (loss) attributable to noncontrolling interest	(124)	(0.2%)	20	0.0%	*	*	*
Net income attributable to Fogo de Chão, Inc.	$6,190	8.9%	$2,461	3.6%	$3,729	151.5%	5.3%

(a)	Calculated as a percentage of total revenue.
(b)	Calculated percentage increase / (decrease) in dollars.
(c)	Calculated increase / (decrease) in percentage of total revenue.
*	Not meaningful.

Revenue

Total revenue for the second quarter of Fiscal 2016 increased $1.3 million, or 2.0%, compared to the second quarter of Fiscal 2015, due to a $5.2 million increase in non-comparable restaurant sales, offset by a negative foreign exchange impact of $1.4 million and a decrease in comparable restaurant sales of 1.6% or $2.5 million.

US restaurant revenue for the second quarter of Fiscal 2016 increased $3.2 million, or 5.8%, compared to the second quarter of Fiscal 2015, due to a $4.8 million increase in non-comparable restaurant sales, offset by a $1.5 million decrease in comparable restaurant sales. US comparable restaurant sales decreased 1.1%.

Brazil restaurant revenue for the second quarter of Fiscal 2016 decreased $1.9 million, or 15.7%, compared to the second quarter of Fiscal 2015, due to a negative foreign exchange impact of $1.4 million, comparable restaurant sales decrease of $1.0 million, all partially offset by $0.4 million increase in non-comparable restaurant sales. On a constant currency basis Brazil comparable restaurant sales decreased 4.0% as the recession in Brazil continues to impact guests.

Food and Beverage Costs

Food and beverage costs for the second quarter of Fiscal 2016 decreased $0.5 million, or 2.5%, compared to the second quarter of Fiscal 2015, due to a $1.5 million reduction in food cost of comparable restaurants, a positive foreign exchange impact of $0.5 million, all offset by a $1.5 million increase in food and beverage costs from non-comparable restaurants. As a percentage of total revenue, total food and beverage costs decreased from 30.4% to 29.1%, principally due to improvements in mix shift with the introduction of lower cost seasonal menu offerings, and a reduction in beef commodity pricing.

Compensation and Benefit Costs

Compensation and benefit costs decreased $0.1 million, or 0.6%, for the second quarter of Fiscal 2016, primarily due to $1.4 million decrease in share-based compensation due to the cumulative compensation expense recognized in conjunction with the IPO during the second quarter of Fiscal 2015, a $0.2 million positive foreign exchange rate impact, a $0.8 million reduction in comparable restaurant labor expenses, all offset by a $2.1 million increase in non-comparable restaurant labor expenses. As a percentage of total revenue, total compensation and benefits costs decreased from 23.3% to 22.8%, mainly due to a reduction in share-based compensation and workers compensation insurance costs.

Occupancy and Other Operating Expenses

Occupancy and other operating expenses increased $1.6 million, or 13.7%, for the second quarter of Fiscal 2016, primarily due to a $1.7 million increase in non-comparable restaurant operating expenses offset by a $0.3 million positive foreign exchange rate impact. As a percentage of total revenue, total occupancy and other operating costs increased from 16.7% to 18.6%, primarily due to reduced leverage on new restaurant openings.

Marketing and Advertising Costs

Marketing and advertising costs for the second quarter of Fiscal 2016 were virtually flat compared to the second quarter of Fiscal 2015. As a percentage of total revenue, marketing and advertising costs decreased from 2.7% to 2.5%.

General and Administrative Costs

General and administrative costs decreased $12.4 million, or 72.1%, for the second quarter of Fiscal 2016, due to a $4.4 million decrease in cumulative share-based compensation that was recognized in connection with the IPO, a $0.4 million decrease in IPO related expenses and a $7.5 million charge for the disposition of the Advisory Services Agreement with an affiliate of THL that occurred during the second quarter of Fiscal 2015. As a percentage of total revenue, general and administrative costs decreased from 25.2% to 6.9%.

Pre-opening Costs

Pre-opening costs for the second quarter of Fiscal 2016 were consistent with the second quarter of Fiscal 2015. During the second quarter of Fiscal 2016 we incurred pre-opening expense on two restaurants that were still under construction at the end of the quarter. During the second quarter of Fiscal 2015 we incurred pre-opening expense on two restaurants that opened during the quarter and one restaurant still under construction at the end of the quarter.

Loss on Extinguishment of Debt

On June 24, 2015 we paid-off our existing 2012 Credit Facility with the proceeds from the IPO plus the proceeds from the 2015 Credit Facility. As a result, we wrote off unamortized loan costs and unamortized original issue discounts, and paid a pre-payment penalty of $0.3 million for a total loss on the extinguishment of $6.0 million.

Interest Expense

Interest expense, net of capitalized interest, for the second quarter of Fiscal 2016 decreased $2.7 million, or 71.3%, compared to the second quarter of Fiscal 2015, due to a reduction in the average outstanding principal balance owed and a reduction in interest rates following the extinguishment of the 2012 Credit Facility during the second quarter of Fiscal 2015. As a percentage of total revenue, interest expense decreased from 5.6% to 1.6%.

Income Tax Expense (Benefit)

The Company recognized income tax expense of $3.1 million, consolidated effective tax rate of 33.5%, for the second quarter of Fiscal 2016. The Company’s consolidated effective tax rate varies from the federal statutory rate of 35% primarily due to foreign earnings being subjected to taxation at lower tax rates, FICA tax credits, state income taxes, and nondeductible equity compensation.

The Company recognized income tax benefit of $14.6 million for second quarter of Fiscal 2015 due primarily to the reversal of $13.9 million in deferred tax liabilities for unremitted foreign earnings. The Company had historically provided deferred taxes under ASC 740-30-25, formerly APB 23, for the presumed repatriation to the United States earnings from the Company’s Brazilian subsidiaries. In June 2015, we determined that undistributed net earnings of our Brazilian subsidiaries would be indefinitely reinvested in operations outside the United States. Additionally, in June 2015 the Company determined that it would realize its net deferred tax asset and, as a result, released its valuation allowance of $2.8 million in the second quarter of Fiscal 2015. These benefits were included in the Company’s estimated annual effective tax rate for Fiscal 2015 used in the calculation of income tax expense (benefit) for the thirteen and twenty-six week periods ended June 28, 2015.

Restaurant Contribution

(dollars in thousands)

	Fiscal Quarter Ended		Fiscal Quarter Ended
	July 3, 2016		June 28, 2015		Increase / (Decrease)
	Dollars	%(a)	Dollars	%(a)	Dollars	%(b)	%(c)
Revenue
US Restaurant	$59,326	85.3%	$56,090	82.2%	$3,236	5.8%	3.1%
Brazil Restaurant	10,203	14.7%	12,103	17.8%	(1,900)	(15.7%)	(3.1%)
Other	21	0.0%	17	0.0%	4	*	*
Total revenue	$69,550	100.0%	$68,210	100.0%	$1,340	2.0%	*
Restaurant operating costs
US	$42,053	70.9%	$39,559	70.5%	$2,494	6.3%	0.4%
Brazil	6,968	68.3%	8,501	70.2%	(1,533)	(18.0%)	(1.9%)
Total restaurant operating costs	$49,021	70.5%	$48,060	70.5%	$961	2.0%	0%
Restaurant contribution
US	$17,273	29.1%	$16,531	29.5%	$742	4.5%	(0.4%)
Brazil	3,235	31.7%	3,602	29.8%	(367)	(10.2%)	1.9%
Other	21	*	17	*	4	*	*
Total restaurant contribution	$20,529	29.5%	$20,150	29.5%	$379	1.9%	0%

(a)	Calculated as a percentage of total revenue or segment revenue where applicable.
(b)	Calculated percentage increase / (decrease) in dollars.
(c)	Calculated increase / (decrease) in percentage of total revenue or segment revenue where applicable.
*	Not meaningful.

Total restaurant contribution for the second quarter of Fiscal 2016 increased $0.4 million, or 1.9%, compared to the second quarter of Fiscal 2015, due to a foreign exchange impact of $0.4 million. As a percentage of revenue, total restaurant contribution remained consistent at 29.5%.

As a percentage of US restaurant revenue, contribution margin decreased 0.4% from 29.5% to 29.1%, due to a 0.7% decrease in food and beverage costs due to improvements in mix shift with the introduction of lower cost seasonal menu offerings and a decrease in beef commodity pricing, a 1.0% decrease in compensation and benefit costs due to decreases in share-based compensation expense and workers compensation expense, offset by reduced leverage on new restaurant openings, and a 2.0% increase in occupancy and other operating expenses, due to increases in fixed occupancy costs and reduced leverage on new restaurant openings.

As a percentage of Brazil restaurant revenue, contribution margin increased 1.9% from 29.8% to 31.7%, due to a 3.3% decrease in food and beverage costs due to a decrease in waste and a decrease in beef commodity pricing, a 0.7% decrease in compensation and benefit costs, and a 2.0% increase in occupancy and other operating expenses primarily a result of reduced leverage on lower revenues.

Twenty-Six Week Period Ended July 3, 2016 Compared to Twenty-Six Week Period Ended June 28, 2015

(dollars in thousands)

	Twenty-Six Week Period Ended		Twenty-Six Week Period Ended
	July 3, 2016		June 28, 2015		Increase / (Decrease)
	Dollars	%(a)	Dollars	%(a)	Dollars	%(b)	%(c)
Revenue
US Restaurant	$119,969	86.7%	$110,792	83.2%	$9,177	8.3%	3.5%
Brazil Restaurant	18,398	13.3%	22,346	16.8%	(3,948)	(17.7%)	(3.5%)
Other	40	0.0%	31	0.0%	9	*	*
Total revenue	138,407	100.0%	133,169	100.0%	5,238	3.9%	*
Restaurant operating costs
Food and beverage costs	39,421	28.5%	39,911	30.0%	(490)	(1.2%)	(1.5%)
Compensation and benefit costs	32,009	23.1%	30,026	22.5%	1,983	6.6%	0.6%
Occupancy and other operating expenses (excluding depreciation and amortization)	25,624	18.5%	22,561	16.9%	3,063	13.6%	1.6%
Total restaurant operating costs	97,054	70.1%	92,498	69.5%	4,556	4.9%	0.6%
Marketing and advertising costs	3,411	2.5%	3,271	2.5%	140	4.3%	0.0%
General and administrative costs	10,409	7.5%	22,886	17.2%	(12,477)	(54.5%)	(9.7%)
Pre-opening costs	1,032	0.7%	1,481	1.1%	(449)	(30.3%)	(0.4%)
Loss on extinguishment of debt	—	0.0%	5,991	4.5%	(5,991)	(100.0%)	(4.5%)
Depreciation and amortization	7,628	5.5%	6,137	4.6%	1,491	24.3%	0.9%
Other operating (income) expense, net	(204)	(0.1%)	(168)	(0.1%)	36	*	0.0%
Total costs and expenses	119,330	86.2%	132,096	99.2%	(12,766)	(9.7%)	(13.0%)
Income from operations	19,077	13.8%	1,073	0.8%	18,004	1,677.9%	13.0%
Other income (expense):
Interest expense, net	(2,220)	(1.6%)	(7,741)	(5.8%)	(5,521)	(71.3%)	(4.2%)
Interest income	886	0.6%	321	0.2%	565	176.0%	(0.4%)
Other income (expense), net	(3)	0.0%	5	0.0%	8	*	0.0%
Total other income (expense), net	(1,337)	(1.0%)	(7,415)	(5.6%)	(6,078)	(82.0%)	(4.6%)
Income (loss) before income taxes	17,740	12.8%	(6,342)	(4.8%)	24,082	(379.7%)	17.6%
Income tax expense (benefit)	5,682	4.1%	(13,329)	(10.0%)	19,011	(142.6%)	14.1%
Net income	12,058	8.7%	6,987	5.2%	5,071	72.6%	3.5%
Less: Loss attributable to noncontrolling interest	(102)	(0.1%)	(139)	(0.1%)	*	*	*
Net income attributable to Fogo de Chão, Inc.	$12,160	8.8%	$7,126	5.4%	$5,034	70.6%	3.4%

(a)	Calculated as a percentage of total revenue.
(b)	Calculated percentage increase / (decrease) in dollars.
(c)	Calculated increase / (decrease) in percentage of total revenue.
*	Not meaningful.

Revenue

Total revenue increased $5.2 million, or 3.9%, for the twenty-six weeks ended July 3, 2016, primarily due to a $11.7 million increase in non-comparable restaurant sales, offset by a negative foreign exchange impact of $4.2 million. Total comparable restaurant sales decreased 0.3%.

US restaurant revenue increased $9.2 million, or 8.3%, primarily due to increased non-comparable restaurant sales of $11.4 million, offset by a 0.1% decrease in comparable restaurant sales.

Brazil restaurant revenue decreased $3.9 million, or 17.7%, primarily due to a negative foreign exchange impact of $4.2 million, offset by a $0.3 million increase in non-comparable restaurant sales. Brazil comparable restaurant sales decreased 1.1% as the recession in Brazil continues to impact guests.

Food and Beverage Costs

Food and beverage costs decreased $0.5 million, or 1.2%, for the twenty-six weeks ended July 3, 2016, primarily due to a $2.4 million decrease in food and beverage costs of comparable restaurants, a positive foreign exchange impact of $1.6 million, all offset by a $3.3 million increase in food and beverage costs from non-comparable restaurants. As a percentage of total revenue, total food and beverage costs decreased from 30.0% to 28.5% due to improvements in mix shift with the introduction of lower cost seasonal menu offerings, a reduction in beef commodity pricing and a decrease in waste.

Compensation and Benefit Costs

Compensation and benefit costs increased $2.0 million, or 6.6%, for the twenty-six weeks ended July 3, 2016, primarily due to a $4.5 million increase in non-comparable restaurant labor expenses, offset by a foreign exchange impact of $0.6 million and a $1.6 million decrease in share-based compensation expense due to the cumulative compensation expense recognized in conjunction with the IPO during the second quarter of Fiscal 2015. As a percentage of total revenue, total compensation and benefits costs increased from 22.5% to 23.1%, primarily due to reduced leverage on new restaurant openings.

Occupancy and Other Operating Expenses

Occupancy and other operating expenses increased $3.1 million, or 13.6%, for the twenty-six weeks ended July 3, 2016, primarily due to a $3.3 million increase in non-comparable restaurant expense, partially offset by a positive foreign exchange impact of $0.8 million. As a percentage of total revenue, total occupancy and other operating costs increased from 16.9% to 18.5% primarily due to reduced leverage on new restaurant openings.

Marketing and Advertising Costs

Marketing and advertising costs increased $0.1 million, or 4.3%, for the twenty-six weeks ended July 3, 2016, primarily due to a planned increase in advertising spend. As a percentage of total revenue, marketing and advertising remained flat at 2.5%.

General and Administrative Costs

General and administrative costs decreased $12.5 million, or 54.5%, for the twenty-six weeks ended July 3, 2016, due to a $4.4 million decrease in cumulative share-based compensation that was recognized in connection with the IPO, a $0.8 million decrease in IPO related expenses and a $7.5 million charge for the disposition of the Advisory Services Agreement with an affiliate of THL that occurred during the second quarter of Fiscal 2015. As a percentage of total revenue, general and administrative costs decreased from 17.2% to 7.5%.

Pre-opening Costs

Pre-opening costs decreased $0.4 million to $1.0 million for the twenty-six weeks ended July 3, 2016. During the period we incurred pre-opening expense on one restaurant that opened during the period and two restaurants that were still under construction at the end of the quarter. During the comparable period in prior year we incurred pre-opening expense on three restaurants that opened during the period and one restaurant still under construction at the end of the quarter.

Loss on Extinguishment / Modification of Debt

On June 24, 2015 we paid-off our existing 2012 Credit Facility with the proceeds from the IPO plus the proceeds from the 2015 Credit Facility. As a result, we wrote off unamortized loan costs and unamortized original issue discounts, and paid a pre-payment penalty of $0.3 million for a total loss on the extinguishment of $6.0 million.

Interest Expense

Interest expense, net of capitalized interest, for the twenty-six weeks ended July 3, 2016 decreased $5.5 million, or 71.3%, due to a reduction in the average outstanding principal balance owed and a reduction in interest rates following the extinguishment of the 2012 Credit Facility during the second quarter of Fiscal 2015. As a percentage of total revenue, interest expense decreased from 5.8% to 1.6%.

Income Tax Expense (Benefit)

The Company recognized income tax expense of $5.7 million, consolidated effective tax rate of 32.0%, for the twenty-six weeks ended July 3, 2016. The Company’s consolidated effective tax rate varies from the federal statutory rate of 35% primarily due to foreign earnings being subjected to taxation at lower tax rates, FICA tax credits, state income taxes, and nondeductible equity compensation.

The Company  recognized income tax benefit of $13.3 million for the twenty-six week period ended June 28, 2015 due primarily to the reversal of $13.9 million in deferred tax liabilities for unremitted foreign earnings during the second quarter of Fiscal 2015. The Company had historically provided deferred taxes under ASC 740-30-25, formerly APB 23, for the presumed repatriation to the United States earnings from the Company’s Brazilian subsidiaries. In June 2015, we determined that undistributed net earnings of our Brazilian subsidiaries would be indefinitely reinvested in operations outside the United States. Additionally, in June 2015 the Company determined that it would realize its net deferred tax asset and as such, released its valuation allowance of $2.8 million in the second quarter of Fiscal 2015. These benefits were included in the Company’s estimated annual effective tax rate for Fiscal 2015 used in the calculation of income tax expense (benefit) for the thirteen and twenty-six week periods ended June 28, 2015.

Restaurant Contribution

(dollars in thousands)

	Twenty-Six Week Period Ended		Twenty-Six Week Period Ended
	July 3, 2016		June 28, 2015		Increase / (Decrease)
	Dollars	%(a)	Dollars	%(a)	Dollars	%(b)	%(c)
Revenue
US Restaurant	$119,969	86.7%	$110,792	83.2%	$9,177	8.3%	3.5%
Brazil Restaurant	18,398	13.3%	22,346	16.8%	(3,948)	(17.7%)	(3.5%)
Other	40	0.0%	31	0.0%	9	*	*
Total revenue	$138,407	100.0%	$133,169	100.0%	$5,238	3.9%	*
Restaurant operating costs
US	$84,158	70.1%	$76,642	69.2%	$7,516	9.8%	0.9%
Brazil	12,896	70.1%	15,856	71.0%	(2,960)	(18.7%)	(0.9%)
Total restaurant operating costs	$97,054	70.1%	$92,498	69.5%	$4,556	4.9%	0.6%
Restaurant contribution
US	$35,811	29.9%	$34,150	30.8%	$1,661	4.9%	(0.9%)
Brazil	5,502	29.9%	6,490	29.0%	(988)	(15.2%)	0.9%
Other	40	*	31	*	9	*	*
Total restaurant contribution	$41,353	29.9%	$40,671	30.5%	$682	1.7%	(0.6%)

(a)	Calculated as a percentage of total revenue or segment revenue where applicable.
(b)	Calculated percentage increase / (decrease) in dollars.
(c)	Calculated increase / (decrease) in percentage of total revenue or segment revenue where applicable.
*	Not meaningful.

Total restaurant contribution increased $0.7 million, or 1.7%, for the twenty-six weeks ended July 3, 2016, primarily due to a $0.6 million increase attributable to non-comparable restaurants. As a percentage of revenue, total restaurant contribution decreased from 30.5% to 29.9%.

As a percentage of US restaurant revenue, contribution margin decreased 0.9% from 30.8% to 29.9%, due to a 1.6% increase in occupancy and other operating expenses due to reduced leverage on new restaurant openings, a 0.4% increase in compensation and benefit costs due to reduced leverage on new restaurant openings, offset by decreases in share-based compensation expense and workers compensation expense, and a 1.0% decrease in food and beverage costs due to improvements in mix shift with the introduction of lower cost seasonal menu offerings and a decrease in beef commodity pricing.

As a percentage of Brazil restaurant revenue, contribution margin increased 0.9% from 29.0% to 29.9%, due to a 2.5% decrease in food and beverage costs primarily due to a decrease in meat consumption and a decrease in beef commodity pricing, a 0.7% decrease in compensation and benefit costs, and a 2.3% increase in occupancy and other operating expenses as a result of reduced leverage on lower revenues due to a negative foreign exchange impact.

Adjusted EBITDA

The following table sets forth the reconciliation of Adjusted EBITDA to net income (dollars in thousands).

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Net income attributable to Fogo de Chão, Inc.	$6,190	$2,461	$12,160	$7,126
Depreciation and amortization expense(a)	3,814	3,089	7,492	6,093
Interest expense, net	1,094	3,813	2,220	7,741
Interest income	(491)	(150)	(886)	(321)
Income tax expense (benefit)(b)	3,039	(14,581)	5,647	(13,329)
EBITDA	13,646	(5,368)	26,633	7,310
Pre-opening costs(c)	491	334	999	1,183
Loss on extinguishment of debt(d)	—	5,991	—	5,991
Share-based compensation(e)	285	5,964	412	6,094
Management and consulting fees(f)	—	7,796	—	8,137
Retention agreement payments(g)	—	312	—	624
IPO related expenses(h)	—	398	—	782
Non-cash adjustments(i)	249	186	497	430
Non-recurring expenses(j)	124	—	348	—
Adjusted EBITDA	$14,795	$15,613	$28,889	$30,551

(a)

For the thirteen week periods ended July 3, 2016 and June 28, 2015, excludes $0.07 million and $0.04 million, respectively, of depreciation expense attributable to our joint venture in Mexico. For the twenty-six week periods ended July 3, 2016 and June 28, 2015, excludes $0.14 million and $0.04 million, respectively, of depreciation expense attributable to our joint venture in Mexico.

(b)	For the thirteen and twenty-six week periods ended July 3, 2016, excludes $0.02 million and $0.04 million, respectively, of income tax expense for joint venture in Mexico.
(c)

For the thirteen and twenty-six week periods ended July 3, 2016, excludes $0.03 million of pre-opening costs incurred by our joint venture in Mexico. For the thirteen and twenty-six week periods ended June 28, 2015, excludes $0.14 million and $0.30 million, respectively, of pre-opening costs incurred by our joint venture in Mexico.

(d)

Consists primarily of non-cash charges resulting from the extinguishment or our 2012 Credit Facility. For the thirteen and twenty-six week periods ended June 28, 2015, includes $0.3 million pre-payment premium and $0.1 million in legal and other expenses paid in connection with the termination. See Note 7 to the Unaudited Condensed Consolidated Financial Statements.

(e)

For the thirteen and twenty-six week periods ended June 28, 2015, includes $5.7 million of compensation expense recognized upon the closing of our IPO attributable to the vesting of stock options. See Note 8 to the Unaudited Condensed Consolidated Financial Statements.

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

(i)	Consists of non-cash portion of straight line rent expense.
(j)

For the thirteen and twenty-six week periods ended July 3, 2016 amounts include $0.1 million of one-time legal and accounting fees. For the twenty-six week period ended July 3, 2016 amount includes $0.2 million of one-time expenses related to the realignment of management of the Brazilian subsidiaries and the legal transfer of the Brazilian subsidiaries to the Company’s Dutch holding company to support the Company’s expansion into international markets.

Supplemental Selected Constant Currency Information

As exchange rates are an important factor in understanding period-to-period comparisons, we believe the presentation of certain results on a constant currency basis in addition to reported results helps improve investors’ ability to understand our operating results and evaluate our performance in comparison to prior periods. Constant currency information compares results between periods as if exchange rates had remained constant period-over-period. We use results on a constant currency basis as one measure to evaluate our performance. We calculate constant currency by retranslating results across all prior periods presented using a derived exchange rate for the most current year-to-date period presented based on actual results. The tables set forth below calculate constant currency at foreign currency exchange rates of 3.4961 and 3.6654 Brazilian reais to 1 US dollar, which represents the derived exchange rates for the thirteen and twenty-six week periods ended July 3, 2016, respectively, calculated as explained above. These results should be considered in addition to, not as a substitute for, results reported in accordance with GAAP. Results on a constant currency basis, as we present them, may not be comparable to similarly titled measures used by other companies and are not measures of performance presented in accordance with GAAP.

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Revenue as reported	$69,550	$68,210	$138,407	$133,169
Effect of foreign currency	—	(1,443)	—	(4,229)
Revenue at constant currency	$69,550	$66,767	$138,407	$128,940

Adjusted EBITDA	$14,795	$15,613	$28,889	$30,551
Effect of foreign currency	—	(284)	—	(830)
Adjusted EBITDA at constant currency	$14,795	$15,329	$28,889	$29,721
Adjusted EBITDA margin at constant currency	21.3%	23.0%	20.9%	23.1%

Restaurant contribution	$20,529	$20,150	$41,353	$40,671
Effect of foreign currency	—	(430)	—	(1,206)
Restaurant contribution at constant currency	$20,529	$19,720	$41,353	$39,465
Restaurant contribution margin at constant currency	29.5%	29.5%	29.9%	30.6%

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

Brazilian operations are funded from cash generated within Brazil. Our US operations are funded from cash generated in the US. As of July 3, 2016, we had $27.5 million in cash and cash equivalents, of which $18.5 million was held by our Brazilian subsidiaries. We consider the undistributed net earnings of our Brazilian subsidiaries to be indefinitely reinvested and we expect the undistributed net earnings of our Brazilian subsidiaries to continue to be indefinitely reinvested. Accordingly, no provision for US income and additional foreign taxes has been recorded on the aggregate undistributed earnings of our Brazilian subsidiaries of $42.8 million as of July 3, 2016. If there is a change in assertion regarding indefinite reinvestment of undistributed earnings we would record a tax liability attributable to those undistributed earnings of approximately $15.0 million. There are no known restrictions that would prohibit the repatriation of the cash and cash equivalents of our Brazilian subsidiaries.

We intend to spend approximately $28.0 million to $32.0 million in Fiscal 2016 on capital expenditures, including approximately $22.0 million to $25.0 million for new restaurant development and approximately $2.0 million to $4.0 million on opportunistic restaurant remodeling.

At July 3, 2016, our working capital deficit (excluding cash and cash equivalents) was $9.4 million and our cash and cash equivalents were $27.5 million. We believe that our cash from operations and borrowing capacity under our 2015 Credit Facility will be adequate to meet our liquidity needs and capital expenditure requirements for at least the next 12 months. In addition, we may make discretionary capital improvements with respect to our restaurants or systems such as our planned opportunistic restaurant remodel program, which we could fund through the issuance of debt or equity securities or other external financing sources to the extent we were unable to fund such capital expenditures out of our cash from operations.

The following table presents the primary components of net cash flows provided by and used in operating, investing and financing activities for the periods presented.

	Twenty-Six Week Periods Ended
	July 3, 2016	June 28, 2015(a)
Net cash provided by (used in)
Operating activities	$25,416	$6,689
Investing activities	(18,490)	(8,241)
Financing activities	(7,429)	7,697
Effect of foreign exchange	3,096	(552)
Net increase in cash and cash equivalents	$2,593	$5,593

(a)

The consolidated statement of cash flows for the twenty-six week period ended June 28, 2015 has been revised to correct classification errors. See Note 2 to the Unaudited Condensed Consolidated Financial Statements.

Operating Activities

Net cash provided by operating activities increased $18.7 million to $25.4 million for the twenty-six weeks ended July 3, 2016, primarily due to a $12.2 million decrease in cash paid interest, $5.1 million increase in net income due to the prior period recording of IPO related expenses, management fees, and debt extinguishment costs, and a $3.7 million increase in cash related to the timing of collections of receivables and payments of liabilities.

Investing Activities

Net cash used in investing activities increased $10.0 million to $18.5 million for the twenty-six weeks ended July 3, 2016, primarily due to the timing of new restaurant construction projects during the year.

Financing Activities

Net cash used in financing activities was $7.4 million for the twenty-six weeks ended July 3, 2016 mainly due to the $8.0 million of repayments on the 2015 Credit Facility. Net cash provided by financing activities was $7.7 million for the twenty-six weeks ended June 28, 2015 due to the net proceeds of the IPO offset by the extinguishment of the 2012 Credit Facility and the proceeds of the 2015 Credit Facility that occurred during the second quarter of Fiscal 2015.

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

At our option, loans under the Revolving Credit Facility may be Base Rate Loans or Eurodollar Rate Loans and bear interest at a Base Rate or Eurodollar Rate, respectively, plus the Applicable Rate.  The “Applicable Rate” for any Base Rate Loans or Eurodollar Rate Loan shall be between 50 and 150 basis points with respect to Base Rate Loans and between 150 and 250 basis points with respect to Eurodollar Rate Loans, depending on the Total Rent Adjusted Leverage Ratio.  The current Applicable Rate is (i) in the case of any Base Rate Loan 0.75% and (ii) in the case of any Eurodollar Rate Loan, 1.75%.

The 2015 Credit Facility contains a number of affirmative, negative and financial covenants, and events of default customary for facilities of this type.  The covenants, among other things, restrict our ability to incur additional indebtedness, make certain acquisitions, engage in certain transactions with affiliates, and authorize or pay dividends. In addition, we are required to maintain two financial covenants, which include a maximum Total Rent Adjusted Leverage Ratio (at levels that may vary by quarter until maturity) and a minimum Consolidated Interest Coverage Ratio. Currently, these required ratios are 5.50 to 1 and 2.00 to 1, respectively.

As of July 3, 2016, we had six letters of credit outstanding for a total of $3.3 million and $89.7 million of available borrowing capacity under the 2015 Credit Facility.

Contractual Obligations

In Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended January 3, 2016, we disclosed that we had $365.0 million in total contractual obligations as of January 3, 2016. Other than the items discussed below, there have been no material changes in our total obligations during the twenty-six weeks ended July 3, 2016 outside of the normal course of our business.

We lease certain restaurant locations, storage spaces, buildings and equipment under non-cancelable operating leases. Our restaurant leases generally have initial terms of between 10 and 20 years, and generally can be extended only in five-year increments. Our leases expire at various dates between 2016 and 2033, excluding extensions at our option. During the twenty-six week period ended July 3, 2016, we entered into four additional leases, adding estimated minimum future rental payments of approximately $25.1 million attributable to these non-cancelable operating leases.

Off-Balance Sheet Arrangements

We enter into standby letters of credit to secure certain of our obligations, including insurance programs and lease obligations. As of July 3, 2016, letters of credit and letters of guaranty totaling $3.3 million have been issued. Other than these standby letters of credit, we do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. In addition, we have not entered into any derivative contracts or synthetic leases.

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

Recent Accounting Pronouncements

See Note 4 to the Unaudited Condensed Consolidated Financial Statements for information on recent accounting pronouncements.

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

Foreign Currency Exchange Risk

The reporting currency for our consolidated financial statements is the US dollar. However, during the twenty-six week periods ended July 3, 2016 and June 28, 2015, we generated approximately 13.3% and 16.8%, respectively, of our revenue in Brazil. As a result, we experienced significant foreign currency impact during Fiscal 2015 and 2016 due to fluctuations of the Brazilian Real relative to the US dollar and may be impacted materially for the foreseeable future. For example, if the US dollar strengthens it would have a negative impact on our Brazilian operating results upon translation of those results into US dollars for the purposes of consolidation. The exchange rate of the Brazilian Real against the US dollar hit a multi-year low in January 2016. Any hypothetical loss in revenue could be partially or completely offset by lower food and beverage costs and lower selling, general and administrative costs that are generated in Brazilian reais. A 10% appreciation in the relative value of the US dollar compared to the Brazilian Real would have resulted in lost income from operations of approximately $0.3 million for the twenty-six week period ended July 3, 2016 and approximately $0.2 million for the twenty-six week period ended June 28, 2015. To the extent the ratio between our revenue generated in Brazilian reais increases as compared to our expenses generated in Brazilian reais, we expect that our results of operations will be further impacted by changes in exchange rates. We do not currently hedge foreign currency fluctuations. However, in the future, in an effort to mitigate losses associated with these risks, we may at times enter into derivative financial instruments, although we have not historically done so. These may take the form of forward sales contracts and option contracts. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.

Interest Rate Risk

We are exposed to market risk from changes in interest rates on our debt, which bears interest at variable rates and is a function of our Total Rent Adjusted Leverage Ratio as defined in the 2015 Credit Facility agreement. As of July 3, 2016, we had total aggregate principal amount of outstanding borrowings of $157.0 million. A 1.00% increase in the effective interest rate applied to these borrowings would result in an interest expense increase of $1.6 million on an annualized basis. We manage our interest rate risk through normal operating and financing activities and, when determined appropriate, through the use of derivative financial instruments.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management establishes and maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. We have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, with the participation of our CEO and CFO, as well as other key members of our management. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of July 3, 2016 because of the material weaknesses in our internal control over financial reporting described under “Material Weaknesses in Internal Control over Financial Reporting” below.

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

The Union of Workers in Hotels, Apart-Hotels, Motels, Flats, Restaurants, Bars, Snack Bars and Similar in São Paulo and the Region (the “Union of Workers”) brought claims in 2011 on behalf of certain employees of one of our São Paulo restaurants asserting that the restaurant charged mandatory tips and did not properly calculate compensation payable to or for the benefit of those employees. The claims were initially dismissed in 2011 but the union pursued various appeals of its claims. A regional labor court rendered a decision in 2014 that partially granted one of the union appeals and ordered the restaurant to make unquantified payments based on its determination that the restaurant charged mandatory tips. At that time, the restaurant recorded a reserve of R$100,000 (Brazilian Real), the amount established by the judge for the calculation of court fees. The restaurant appealed to the superior labor court, which did not grant the appeal. The decision of the regional labor court became final in November 2015 and the claims were remitted to the first labor court to proceed with the next phase of the matter. The Company is currently engaged in the delivery of documents and information to, and negotiations with, the union. At this time, the Company does not know how many employees could be affected or the relevant time period for, or the appropriate method of, calculating any amounts that may be payable. In light of the foregoing and the inherent uncertainties involved in Brazilian labor matters, we are currently unable to reasonably estimate the possible loss or a range of possible losses that may result from the union’s claims; however, an adverse outcome could materially and adversely affect the Company’s financial condition, results of operations or cash flows in any particular reporting period. The Union of Workers also represents certain employees of our other four locations in São Paulo. The Union of Workers negotiated a new collective agreement applicable for the period 2015 through 2017. Based on the terms of the new agreement, the Company believes that the Union of Workers would not have the same arguments it made before if it now brought claims on behalf of employees of the four São Paulo restaurants that were not covered by the prior decision. Nonetheless, in light of the inherent uncertainties involved in Brazilian labor matters, there can be no assurance that the Union of Workers will not pursue such claims and, if so, that such claims would be rejected; an adverse outcome could materially and adversely affect the Company’s financial condition, results of operations or cash flows in any particular reporting period.

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

Item 1A. Risk Factors

There are numerous factors that affect our business and results of operations, many of which are beyond our control. In addition to information set forth in this quarterly report, you should carefully read and consider "Item 1A. Risk Factors" in Part I and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of our Annual Report on Form 10-K for the year ended January 3, 2016, which contain descriptions of significant risks that might cause our actual results of operations in future periods to differ materially from those currently anticipated or expected. There have been no material changes from the risk factors discussed in Part I, Item 1A, “Risk Factors”, of our Annual Report on Form 10-K for the period ended January 3, 2016.

Item 2. Unregistered Sales of Equity and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Index

Exhibit Number	Description
10.1#	Fogo de Chão (Holdings), Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed July 7, 2016).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#	Management contract or compensatory plan or arrangement.
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

FOGO DE CHAO, INC.

Date: August 10, 2016	By:	/s/ Lawrence J. Johnson
Lawrence J. Johnson
Chief Executive Officer
(principal executive officer)

Date: August 10, 2016	By:	/s/ Anthony D. Laday
Anthony D. Laday
Chief Financial Officer
(principal financial officer)