Form 10-Q
period 2016-10-02
Fogo de Chao, Inc.
filed 2016-11-08
CIK 1627487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2016

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

As of November 7, 2016 the registrant had 28,125,753 shares of common stock, $0.01 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Fogo de Chão, Inc.

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share and par value amounts)

	October 2,	January 3,
	2016	2016
Assets
Current assets:
Cash and cash equivalents	$30,065	$24,919
Accounts receivable	7,155	9,198
Other receivables	2,497	4,032
Inventories	4,422	4,586
Prepaid expenses and other current assets	4,305	3,023
Total current assets	48,444	45,758
Property and equipment, net	149,458	136,687
Prepaid rent	680	317
Goodwill	211,289	204,432
Intangible assets, net	96,085	92,980
Liquor licenses	1,184	742
Other assets	2,895	3,319
Deferred tax assets	408	342
Total assets(a)	$510,443	$484,577
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$25,011	$28,907
Deferred revenue	4,596	5,164
Total current liabilities	29,607	34,071
Deferred rent	19,292	17,831
Long-term debt, less current portion	155,000	165,000
Other noncurrent liabilities	2,112	2,088
Deferred taxes	18,733	13,033
Total liabilities(a)	224,744	232,023
Commitments and contingencies (Note 12)
Equity:
Fogo de Chão, Inc. shareholders' equity:
Preferred stock, $0.01 par value, 15,000,000 shares authorized, no shares issued and outstanding as of October 2, 2016 and January 3, 2016, respectively	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 28,125,753 and 28,069,466 shares issued and outstanding as of October 2, 2016 and January 3, 2016, respectively	281	281
Additional paid-in capital	275,065	274,344
Accumulated earnings	52,190	35,451
Accumulated other comprehensive loss	(44,436)	(59,465)
Total Fogo de Chão, Inc. shareholders' equity	283,100	250,611
Noncontrolling interests	2,599	1,943
Total equity	285,699	252,554
Total liabilities and equity	$510,443	$484,577

(a)

Consolidated assets as of October 2, 2016 and January 3, 2016 include total assets of $3,102 and $2,414, respectively, attributable to a consolidated joint venture that can only be used to settle the obligations of the joint venture. Consolidated liabilities as of October 2, 2016 and January 3, 2016 include total liabilities of $275 and $249 attributable to the consolidated joint venture. See Note 6.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Fogo de Chão, Inc.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except share and per share amounts)

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	October 2,	September 27,	October 2,	September 27,
	2016	2015	2016	2015
Revenue	$69,012	$60,969	$207,419	$194,138
Restaurant operating costs:
Food and beverage costs	20,118	18,593	59,539	58,504
Compensation and benefit costs	16,321	13,176	48,330	43,202
Occupancy and other operating expenses (excluding depreciation and amortization)	13,575	11,117	39,199	33,678
Total restaurant operating costs	50,014	42,886	147,068	135,384
Marketing and advertising costs	1,705	1,338	5,116	4,609
General and administrative costs	4,975	4,082	15,384	26,968
Pre-opening costs	1,081	853	2,113	2,334
Loss on extinguishment of debt	—	—	—	5,991
Depreciation and amortization	3,962	3,100	11,590	9,237
Other operating (income) expense, net	38	45	(166)	(123)
Total costs and expenses	61,775	52,304	181,105	184,400
Income from operations	7,237	8,665	26,314	9,738
Other income (expense):
Interest expense, net of capitalized interest	(1,087)	(1,144)	(3,307)	(8,885)
Interest income	648	228	1,534	549
Other income (expense), net	(11)	(43)	(14)	(38)
Total other income (expense), net	(450)	(959)	(1,787)	(8,374)
Income before income taxes	6,787	7,706	24,527	1,364
Income tax expense (benefit)	2,295	(253)	7,977	(13,582)
Net income	4,492	7,959	16,550	14,946
Less: Net income (loss) attributable to noncontrolling interest	(87)	161	(189)	22
Net income attributable to Fogo de Chão, Inc.	$4,579	$7,798	$16,739	$14,924
Net income	$4,492	$7,959	$16,550	$14,946
Other comprehensive income (loss):
Currency translation adjustment	(1,380)	(17,447)	14,735	(30,034)
Total other comprehensive income (loss)	$(1,380)	$(17,447)	$14,735	$(30,034)
Comprehensive income (loss)	3,112	(9,488)	31,285	(15,088)
Less: Comprehensive loss attributable to noncontrolling interest	(227)	(24)	(483)	(93)
Comprehensive income (loss) attributable to Fogo de Chão, Inc.	$3,339	$(9,464)	$31,768	$(14,995)
Earnings per common share attributable to Fogo de Chão, Inc.:
Basic	$0.16	$0.28	$0.60	$0.61
Diluted	$0.16	$0.27	$0.58	$0.59
Weighted average common shares outstanding:
Basic	28,119,343	27,914,782	28,094,437	24,621,063
Diluted	28,743,358	29,223,549	28,846,382	25,389,825

The accompanying notes are an integral part of these condensed consolidated financial statements.

Fogo de Chão, Inc.

Unaudited Condensed Consolidated Statement of Shareholders’ Equity

(in thousands, except share amounts)

			Additional		Accumulated Other	Fogo de Chão, Inc.
	Common Stock		Paid-In	Accumulated	Comprehensive	Shareholders'	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Loss	Equity	Interests	Equity
December 28, 2014	22,813,378	$228	$175,987	$7,586	$(29,720)	$154,081	$1,378	$155,459
Net income	—	—	—	14,924	—	14,924	22	14,946
Issuance of common stock	27,876	—	301	—	—	301	—	301
Issuance of common stock in connection with IPO, net of transaction costs	5,073,528	51	91,266	—	—	91,317	—	91,317
Share-based compensation	—	—	6,511	—	—	6,511	—	6,511
Currency translation adjustment	—	—	—	—	(29,919)	(29,919)	(115)	(30,034)
Contribution from noncontrolling interests	—	—	—	—	—	—	924	924
Distributions to noncontrolling interests	—	—	—	—	—	—	(435)	(435)
September 27, 2015	27,914,782	$279	$274,065	$22,510	$(59,639)	$237,215	$1,774	$238,989
Net income	—	—	—	12,941	—	12,941	110	13,051
Restricted shares vested	154,684	2	(2)	—	—	—	—	—
IPO transaction costs	—	—	—	—	—	—	—	—
Share-based compensation	—	—	281	—	—	281	—	281
Currency translation adjustment	—	—	—	—	174	174	(28)	146
Contributions from noncontrolling interests	—	—	—	—	—	—	346	346
Distributions to noncontrolling interests	—	—	—	—	—	—	(259)	(259)
January 3, 2016	28,069,466	$281	$274,344	$35,451	$(59,465)	$250,611	$1,943	$252,554
Net income (loss)	—	—	—	16,739	—	16,739	(189)	16,550
Restricted shares vested	43,864	—	—	—	—	—	—	—
Stock option exercises	12,423	—	101	—	—	101	—	101
Share-based compensation	—	—	620	—	—	620	—	620
Currency translation adjustment	—	—	—	—	15,029	15,029	(294)	14,735
Contributions from noncontrolling interests	—	—	—	—	—	—	1,813	1,813
Distributions to noncontrolling interests	—	—	—	—	—	—	(674)	(674)
October 2, 2016	28,125,753	$281	$275,065	$52,190	$(44,436)	$283,100	$2,599	$285,699

The accompanying notes are an integral part of these condensed consolidated financial statements.

Fogo de Chão, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Thirty-Nine Week Periods Ended
	October 2,	September 27,
	2016	2015
Cash flows from operating activities:
Net income	$16,550	$14,946
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation of property and equipment	11,391	9,033
Amortization of definite-lived intangibles	199	204
Amortization of favorable/unfavorable leases	(141)	(138)
Amortization of debt issuance costs	433	308
Amortization of original issue discount	—	549
Loss on debt extinguishment	—	5,991
Deferred income taxes	5,634	(14,970)
Share-based compensation expense	620	6,511
Loss on disposal of property and equipment	115	55
Changes in operating assets and liabilities:
Accounts and other receivables	4,326	2,166
Prepaid expenses and other assets	(1,671)	(466)
Inventories	434	575
Accounts payable and accrued expenses	(2,138)	(8,019)
Accrued interest	(31)	(3,472)
Deferred revenue	(629)	(694)
Deferred rent and tenant allowance	1,597	1,741
Net cash flows provided by operating activities	36,689	14,320
Cash flows from investing activities:
Purchase liquor licenses	(442)	(251)
Capital expenditures	(25,159)	(15,483)
Net cash flows used in investing activities	(25,601)	(15,734)
Cash flows from financing activities:
Repayments on term loans, 2012 Credit Facility	—	(3,349)
Payoff on term loans, 2012 Credit Facility	—	(245,085)
Pre-payment premium and fees, payoff, 2012 Credit Facility	—	(326)
Debt issuance costs	—	(2,439)
Borrowings on 2015 Credit Facility	—	165,000
Repayments on 2015 Credit Facility	(10,000)	—
Proceeds from the issuance of common stock	—	301
Proceeds from the issuance of common stock in initial public offering, net of underwriter fees	—	94,368
Payments of initial public offering costs	—	(2,767)
Proceeds from stock option exercises	101	—
Contributions from noncontrolling interest	1,813	924
Distributions to noncontrolling interest	(674)	(435)
Net cash flows (used in) provided by financing activities	(8,760)	6,192
Effect of foreign exchange rates on cash and cash equivalents	2,818	(2,377)
Net increase in cash and cash equivalents	5,146	2,401
Cash and cash equivalents at beginning of period	24,919	19,387
Cash and cash equivalents at end of period	$30,065	$21,788
Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest	$2,915	$11,557
Income taxes, net of refunds	$2,261	$1,463

	Thirty-Nine Week Periods Ended
	October 2,	September 27,
	2016	2015
Non-cash activities:
Capital expenditures included in accounts payable and accrued expenses	$3,528	$5,648
Debt issuance costs included in accounts payable and accrued expenses	$—	$444

The accompanying notes are an integral part of these condensed consolidated financial statements.

Fogo de Chão, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

1. Description of Business

Fogo de Chão, Inc. and subsidiaries (the “Company”) operates upscale Brazilian churrascaria steakhouses under the brand of Fogo de Chão. As of October 2, 2016, the Company operated, through its subsidiaries, 32 restaurants in the United States and 10 restaurants in Brazil and one joint venture restaurant in Mexico.

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

Revised Consolidated Statement of Cash Flows

The consolidated statement of cash flows for the thirty-nine week period ended September 27, 2015 has been revised to reflect the following adjustments to correct for errors considered immaterial:

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

Thirty-Nine Week
Period Ended
September 27, 2015
Adjustments to reconcile cash flows from operating activities:
Changes in operating assets and liabilities:
Prepaid expenses and other assets -as reported	$(717)
adjustment	251
Prepaid expenses and other assets -as revised	$(466)
Accounts payable and accrued expenses -as reported	$(8,975)
adjustment	956
Accounts payable and accrued expenses -as revised	$(8,019)
Net cash flows provided by operating activities -as reported	$13,113
adjustment	1,207
Net cash flows provided by operating activities -as revised	$14,320
Cash flows from investing activities:
Purchase liquor licenses -as reported	$—
adjustment	(251)
Purchase liquor licenses -as revised	$(251)
Capital expenditures -as reported	$(14,527)
adjustment	(956)
Capital expenditures -as revised	$(15,483)
Net cash flows used in investing activities -as reported	$(14,527)
adjustment	(1,207)
Net cash flows used in investing activities -as revised	$(15,734)

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

Capitalized Interest

Direct and certain related indirect costs of construction, including interest, are capitalized in conjunction with construction and development projects. These costs are included in property and equipment and are amortized over the life of the related building and leasehold interest. The Company capitalized $31 and $52 of interest during the thirteen and thirty-nine week periods ended October 2, 2016, respectively, and capitalized $28 and $59 of interest during the thirteen and thirty-nine week periods ended September 27, 2015, respectively.

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

As of October 2, 2016 and January 3, 2016, the fair value of cash and cash equivalents, accounts and other receivables, inventories, accounts payable and accrued expenses approximated their carrying value due to their short-term nature. The carrying amounts of the long-term debt approximate fair value as interest rates vary with the market interest rates and negotiated terms and conditions are consistent with current market terms (Level 2).

Revenue

Revenue from restaurant sales is recognized when food and beverage products are sold and is presented net of employee meals and complimentary meals. Proceeds from the sale of gift cards that do not have expiration dates are recorded as deferred revenue at the time of the sale and recognized as revenue when the gift card is redeemed by the holder. The portion of gift cards sold which are never redeemed is commonly referred to as gift card breakage. The Company recognizes gift card breakage revenue for gift cards when the likelihood of redemption becomes remote and the Company determines there is no legal obligation to remit the value of the unredeemed gift cards to governmental agencies. The Company estimates the gift card breakage rate based upon the pattern of historical redemptions. The Company recognized $16 and $57 of gift card breakage revenue during the thirteen and thirty-nine week periods ended October 2, 2016, respectively, and $18 and $49 in gift card breakage revenue during the thirteen and thirty-nine week periods ended September 27, 2015, respectively.

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

The Company’s estimated liability for workers’ compensation claims was $1,775 and $1,580 as of October 2, 2016 and January 3, 2016, respectively, calculated based on a discounted cash flow basis. The undiscounted liability was approximately $1,900 and $1,700 as of October 2, 2016 and January 3, 2016, respectively. The estimated current portion of $631 and $585 as of October 2, 2016 and January 3, 2016, respectively, is included in accounts payable and accrued expenses in the consolidated balance sheet. The estimated non-current portion is included in other non-current liabilities.

The estimated liability for all other self-insurance programs is not discounted and is based on a number of assumptions and factors, including historical trends and actuarial assumptions. The accrued liability attributable to these other self-insurance programs was $300 and $266 as of October 2, 2016 and January 3, 2016, respectively, and is included in accounts payable and accrued expenses in the consolidated balance sheets.

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

Fogo de Chão, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which changes the presentation of debt issuance costs in financial statements, requiring an entity to present such costs in the balance sheet as a direct deduction from the carrying amount of long-term debt, consistent with debt discounts or premiums. In August 2015, the FASB issued ASU 2015-15, which clarifies the treatment of debt issuance costs attributable to line-of-credit arrangements after the adoption of ASU 2015-03. In particular, ASU 2015-15 clarifies that the SEC staff would not object to an entity deferring and presenting debt issuance costs related to a line-of-credit arrangement as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of such arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-03 and ASU 2015-15 are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company adopted ASU 2015-03 and ASU 2015-15 as of April 3, 2016. The Company’s financial statement presentation was consistent with the guidance in ASU 2015-15. As a result, there was no impact to the Company’s consolidated balance sheet upon adoption. Unamortized debt issuance costs as of October 2, 2016 and January 3, 2016, which are attributable to the Company’s 2015 Credit Facility (revolving line-of-credit), are included in other assets (noncurrent) in the consolidated balance sheet. The adoption of this guidance did not have any impact on the Company's consolidated statements of operations or cash flows.

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

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 820): Amendments to the Consolidation Analysis.” ASU 2015-02 provides a revised consolidation model for all reporting entities to use in evaluating whether they should consolidate certain legal entities. All legal entities will be subject to reevaluation under this revised consolidation model. The revised consolidation model, among other things, (i) modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, (ii) eliminates the presumption that a general partner should consolidate a limited partnership, and (iii) modifies the consolidation analysis of reporting entities that are involved with VIEs through fee arrangements and related party relationships. ASU 2015-02 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. The Company adopted this new standard during the first quarter of Fiscal 2016. The adoption of this ASU had no impact on the Company’s consolidated financial statements.

Effect of New Accounting Standards

Recent accounting pronouncements not included below are not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” The core principle of the standard is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU will replace most existing revenue recognition guidance in GAAP. New qualitative and quantitative disclosure requirements aim to enable financial statement users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The ASU permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," which defers the effective date of ASU 2014-09 by one-year for all entities. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. Additionally, in March 2016, the FASB issued ASU 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)," in April 2016, the FASB issued ASU 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing," and in May 2016, the FASB issued ASU 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients," all of which

Fogo de Chão, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

provide additional clarification on certain topics addressed in ASU 2014-09. This guidance will be effective for annual reporting periods beginning after December 15, 2017, including interim periods therein. Early adoption is permitted for annual reporting periods beginning after December 15, 2016, including interim periods therein. The Company has not yet selected a transition method or determined the effect, if any, that this ASU will have on its consolidated financial statements and related disclosures.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” ASU 2014-15 will require management to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern for one year from the date the financial statements are issued. The new standard is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company will be required to adopt this new standard at year-end Fiscal 2016. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which clarifies and provides specific guidance on eight cash flow classification issues that are not currently addressed by current GAAP. ASU 2016-15 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2017, and early adoption is permitted. The Company has not yet evaluated the impact the adoption of this standard will have on its consolidated statement of cash flows.

Fogo de Chão, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

5. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	October 2,	January 3,
	2016	2016
Accounts payable	$7,540	$8,959
Accrued capital expenditures	3,493	5,989
Deferred rent (current)	460	317
Payroll and payroll related	7,246	7,048
Interest payable	32	62
Sales and beverage taxes payable	1,788	2,445
Self-insurance reserves (current)	931	851
Income and other taxes payable	1,505	1,222
Other accrued expenses	2,016	2,014
Total	$25,011	$28,907

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

Fogo Holdings recognized $26 and $82 in license fee income during the thirteen and thirty-nine week periods ended October 2, 2016, respectively, and recognized $43 and $80 in license fee income during the thirteen and thirty-nine week periods ended September 27, 2015, respectively. This income, and the related expense recognized by the Mexican JV, are eliminated in consolidated net income. The license fee expense, recognized by the Mexican JV, is included in net income (loss) attributable to the noncontrolling interest. The license fee income, recognized by Fogo Holdings, is included in net income attributable to Fogo de Chão, Inc.

Net income (loss) from the Mexican JV for the thirteen and thirty-nine week periods ended October 2, 2016 and September 27, 2015, have been allocated to the Company’s joint venture partner in accordance with the terms of the joint venture agreement. The assets of the consolidated joint venture are restricted for use only by the joint venture and are not available for the Company’s general operations.

Fogo de Chão, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

The following table presents the consolidated assets and liabilities of the Mexican JV included within the Company’s consolidated balance sheets as of October 2, 2016 and January 3, 2016, respectively.

	October 2, 2016	January 3, 2016
Cash and cash equivalents	$108	$143
Accounts receivable	36	48
Inventories	69	103
Prepaid expenses and other assets	943	440
Property and equipment, net	1,935	1,668
Deferred tax assets, noncurrent	11	12
Total assets	$3,102	$2,414
Accounts payable and accrued expenses	$282	$263
Total liabilities	282	263
Fogo de Chão, Inc. investment in joint venture	221	208
Noncontrolling interest	2,599	1,943
Total owners' equity	2,820	2,151
Total liabilities and owners' equity	$3,102	$2,414

Accounts payable include $7 and $14 due to the Company as of October 2, 2016 and January 3, 2016, respectively, and are eliminated in consolidation.

Middle East

During the first quarter of Fiscal 2015, a wholly-owned subsidiary of the Company entered into a shareholders agreement with a non-related party to form FD Restaurants Ltd., a Cayman Islands exempted company (the “Middle East JV”), for the purposes of jointly developing, constructing and operating Brazilian style steakhouses under the “Fogo de Chão” name in certain locations in the United Arab Emirates, Qatar, Kuwait, Oman, Bahrain, the Kingdom of Saudi Arabia and Lebanon. Pursuant to the agreement, the Company will own 51% of the ownership interests in the Middle East JV and will be entitled to receive 50% of the profits of the Middle East JV after the parties recoup their initial contributions. The Company will be entitled to a license fee equal to a percentage of the annual gross revenue of each restaurant developed, constructed or operated by the Middle East JV. The Company accounts for its investment in the Middle East JV under the equity method as it has determined that it does not have a controlling interest in the Middle East JV since the Company will not have the power to direct activities that significantly impact the Middle East JV on a day-to-day basis, but does have the ability to exercise significant influence. The Company’s consolidated financial statements do not include any amounts of license fee income attributable to the Middle East JV, as the construction of restaurants included in the joint venture are currently in process. As of October 2, 2016, the Company has no basis in the Middle East JV as it has not contributed any capital to the entity.

7. Long-Term Debt

Long-term debt consists of the following:

	October 2,	January 3,
	2016	2016
2015 Credit Facility:
Revolving Credit Facility	$155,000	$165,000
	155,000	165,000
Less: Current portion of long-term debt	—	—
Long-term debt, less current portion	$155,000	$165,000

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

The Borrower and its restricted subsidiaries are subject to affirmative, negative and financial covenants, and events of default customary for facilities of this type (with customary grace periods, as applicable, and lender remedies). The Borrower is required to maintain two financial covenants, including a maximum Total Rent Adjusted Leverage Ratio, as that term is defined in the 2015 Credit Facility (at levels that may vary by quarter until maturity), and a minimum Consolidated Interest Coverage Ratio, as that term is defined in the 2015 Credit Facility. The Company was in compliance with each of these covenants at October 2, 2016 and at January 3, 2016.

Because the Company is not required to make principal payments on any outstanding balance under the Revolving Credit Facility until June 24, 2020, any outstanding balance is reported as non-current in the Company’s consolidated balance sheet as a component of long-term debt.

As of October 2, 2016, the Company had six letters of credit outstanding for a total of $3,316 as well as $91,684 of available borrowing capacity under the 2015 Credit Facility.

Debt Issuance Costs

Costs incurred in connection with the issuance of the 2015 Credit Facility are amortized to interest expense using the effective interest rate method over the term of the related credit facility. Remaining unamortized debt issuance costs were $2,163 and $2,595 as of October 2, 2016 and January 3, 2016, respectively, and are included in other assets (noncurrent) in the consolidated balance sheets.

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

The following table summarizes the Company’s stock option activity from January 3, 2016 through October 2, 2016:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 3, 2016	2,324,727	$10.70
Granted	—	—
Exercised	(12,423)	$8.06
Forfeited	(179,539)	$10.85
Outstanding at October 2, 2016	2,132,765	$10.71
Vested (and exercisable) at October 2, 2016	1,530,778	$10.30
Unvested at October 2, 2016	601,987	$11.75

As of October 2, 2016, the Company had an aggregate of $878 of unrecognized share-based compensation cost related to outstanding stock options, which is expected to be recognized over a weighted average period of 2.4 years.

Restricted Stock

The Company has granted restricted common stock with time-based vesting conditions. Unvested shares of restricted common stock may not be sold or transferred by the holder. These restrictions lapse according to the time-based vesting conditions of each award which is typically between two and four years.

The following table summarizes the Company’s restricted stock activity from January 3, 2016 through October 2, 2016:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 3, 2016	166,469	$7.87
Issued	4,455	$16.84
Vested	(43,864)	$7.72
Forfeited	(16,219)	$7.64
Unvested at October 2, 2016	110,841	$8.32

As of October 2, 2016, the Company had an aggregate of $124 of unrecognized share-based compensation cost related to outstanding restricted common stock, which is expected to be recognized over a weighted average period of 1.3 years.

Fogo de Chão, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

Share-Based Compensation Expense

The Company recorded share-based compensation expense related to stock options and restricted stock in the following expense categories in its statements of operations and comprehensive income (loss):

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	October 2,	September 27,	October 2,	September 27,
	2016	2015	2016	2015
Restaurant operating costs	$62	$127	$41	$1,703
General and administrative costs	146	290	579	4,808
Total	$208	$417	$620	$6,511

Shares Available

As of October 2, 2016, 251,658 and 1,076,530 shares remained available for future issuance under the 2012 Plan and 2015 Plan, respectively.

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

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	October 2,	September 27,	October 2,	September 27,
	2016	2015	2016	2015
Net income attributable to Fogo de Chão, Inc.	$4,579	$7,798	$16,739	$14,924
Basic weighted average shares outstanding	28,119,343	27,914,782	28,094,437	24,621,063
Effect of dilutive securities:
Unvested restricted stock	104,723	298,532	126,081	278,314
Stock options	519,292	1,010,235	625,864	490,448
Diluted weighted average number of shares outstanding	28,743,358	29,223,549	28,846,382	25,389,825
Basic earnings per share	$0.16	$0.28	$0.60	$0.61
Diluted earnings per share	$0.16	$0.27	$0.58	$0.59

The Company excluded stock options to purchase 0.7 million shares of common stock from the computation of diluted earnings per share for the thirteen and thirty-nine week periods ended October 2, 2016, because their inclusion would have been anti-dilutive.

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

11. Income Taxes

The Company estimated its annual effective tax rate to be applied to the results of the thirty-nine week periods ended October 2, 2016 and September 27, 2015 for purposes of determining its year-to-date tax expense. The determination of the Company’s overall effective tax rate requires the use of estimates. The effective tax rate reflects the income earned and taxed in various United States and Foreign jurisdictions. Tax law changes, increases and decreases in permanent differences between book and tax items, tax credits and the Company’s change in income in each jurisdiction all affect the overall effective tax rate.

The Company recognized income tax expense of $2,295 (consolidated effective tax rate of 33.8%) and $7,977 (consolidated effective tax rate of 32.5%) for the thirteen and thirty-nine week periods ended October 2, 2016, respectively. The Company’s consolidated effective tax rate varies from the federal statutory rate of 35% primarily due to foreign earnings being subjected to taxation at lower tax rates, FICA tax credits, state income taxes, subpart F income, and nondeductible equity compensation.

The Company recognized income tax benefit of $253 and $13,582 for the thirteen and thirty-nine week periods ended September 27, 2015, respectively. The Company had historically provided deferred taxes under ASC 740-30-25, formerly APB 23, for the presumed repatriation to the United States earnings from the Company’s Brazilian subsidiaries. In June 2015, the Company asserted that undistributed net earnings of its Brazilian subsidiaries would be indefinitely reinvested in operations outside the United States. This was primarily driven by a reduction in debt service costs on a forward basis as a result of the IPO. Additionally, future US cash projections and the Company’s intent to continue investing in restaurants in foreign jurisdictions with cash generated in those jurisdictions drove the Company’s decision to make the assertion. As a result of the change in assertion, the Company reduced its deferred tax liabilities related to undistributed foreign earnings by $13,877 in the second quarter of Fiscal 2015. In June 2015, the Company also made the decision to release its valuation allowance against its net deferred tax asset net of deferred tax liabilities related to assets with indefinite lives. The decision to release the valuation allowance was triggered in conjunction with the IPO. Reduced debt service costs and future projections of US pretax income (plus permanent tax differences) were all sources of positive evidence that led the Company to believe that it was more likely than not that it would be able to realize its net deferred tax assets. The Company’s consolidated effective tax rate, exclusive of discrete tax benefit, was approximately 4.8% for the thirty-nine week period ended September 27, 2015. The effective tax rate for the thirty-nine week period ended September 27, 2015 was positively impacted by the release of the valuation allowance in the second quarter of Fiscal 2015.

Because the Company considers the undistributed earnings related to its Brazilian subsidiaries to be indefinitely reinvested, and are expected to continue to be indefinitely reinvested, no provision for United States income and additional foreign taxes has been recorded on aggregate undistributed earnings of $42,500. If there is a change in assertion regarding indefinite reinvestment of the undistributed earnings of the Company’s Brazilian subsidiaries, the Company would record a deferred tax liability attributable to those undistributed earnings in the amount of approximately $15,000. As of October 2, 2016, $21,044 in cash and cash equivalents is held in Brazil by the Company’s Brazilian subsidiaries and would be subject to additional taxes if repatriated to the United States.

12. Commitments and Contingencies

Lease Commitments

The Company leases its corporate office and various of its restaurant locations under non-cancelable operating leases. These leases have initial lease terms of between ten and twenty years and generally carry renewal options that can extend the term of the leases for an additional five to ten years.

Fogo de Chão, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

Future minimum lease payments for non-cancelable leases (excluding contingent rental payments) are as follows:

2016 (remaining)	$4,684
2017	21,376
2018	20,822
2019	19,681
2020	19,249
2021	18,829
Thereafter	96,364
Total	$201,005

Future minimum lease payments attributable to locations in Brazil and Mexico, which will be made in the functional currency of the respective countries, have been estimated using the period-end currency exchange rate.

Rent expense, attributable to non-cancelable operating leases for the Company’s corporate office and restaurant locations, was $5,467 and $4,833 for the thirteen week periods ended October 2, 2016 and September 27, 2015, respectively, and was $15,349 and, $13,610 for the thirty-nine week periods ended October 2, 2016 and September 27, 2015, respectively.

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

The Company is currently involved in various claims, investigations and legal actions that arise in the ordinary course of business, including claims and investigations resulting from employment-related matters. None of these matters, many of which are covered by insurance, has had a material effect on the Company. The Company is not party to any material pending legal proceedings and is not aware of any claims that could have a material adverse effect on its business, financial condition, results of operations or cash flows. However, a significant increase in the number of these claims or an increase in amounts owing under successful claims could materially and adversely affect the Company’s business, financial condition, results of operations or cash flows.

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

Fogo de Chão, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

The following table presents the financial information of the Company’s operating segments for the thirteen and thirty-nine week periods ended October 2, 2016 and September 27, 2015.

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	October 2,	September 27,	October 2,	September 27,
	2016	2015	2016	2015
Revenue
United States(a)	$56,834	$50,971	$176,843	$161,794
Brazil	12,178	9,998	30,576	32,344
Total revenue	$69,012	$60,969	$207,419	$194,138
Restaurant contribution
United States	$15,046	$14,781	$50,897	$48,962
Brazil	3,952	3,302	9,454	9,792
Total segment restaurant contribution	$18,998	$18,083	$60,351	$58,754

(a)

For the thirteen and thirty-nine week periods ended October 2, 2016 amounts include $902 and $3,143, respectively, and for the thirteen and thirty-nine week periods ended September 27, 2015 amounts include $994 and $3,277, respectively, attributable to the Company’s restaurant in Puerto Rico. For the thirteen and thirty-nine week periods ended October 2, 2016 amounts include $761 and $2,436, respectively, and for the thirteen and thirty-nine week periods ended September 27, 2015 amounts include $1,317 and $2,448, respectively, attributable to the joint venture in Mexico.

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

The following table sets forth the reconciliation of total segment restaurant contribution to income from operations for the thirteen and thirty-nine week periods ended October 2, 2016 and September 27, 2015.

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	October 2,	September 27,	October 2,	September 27,
	2016	2015	2016	2015
Total segment restaurant contribution	$18,998	$18,083	$60,351	$58,754
Marketing and advertising costs	1,705	1,338	5,116	4,609
General and administrative costs	4,975	4,082	15,384	26,968
Pre-opening costs	1,081	853	2,113	2,334
Loss on extinguishment of debt	—	—	—	5,991
Depreciation and amortization	3,962	3,100	11,590	9,237
Other operating (income) expense, net	38	45	(166)	(123)
Total other operating costs and expenses	11,761	9,418	34,037	49,016
Income from operations	$7,237	$8,665	$26,314	$9,738

Fogo de Chão, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

The table below sets forth the property and equipment attributable to each segment as of October 2, 2016 and January 3, 2016.

	October 2,	January 3,
	2016	2016
Property and equipment, net
United States(a)	$138,193	$127,351
Brazil	10,268	8,446
Total segment property and equipment, net	148,461	135,797
Corporate office(b)	997	890
Total property and equipment, net	$149,458	$136,687

(a)

Property and equipment, net as of October 2, 2016 and January 3, 2016 includes $3,429 and $3,782, respectively, attributable to the Company’s restaurant in Puerto Rico, and includes $1,935 and $1,668, respectively, attributable to the joint venture in Mexico.

(b)	Property and equipment, net attributable to the Company’s corporate office in the United States.

The table below sets forth the capital expenditures attributable to each segment during the thirty-nine week periods ended October 2, 2016 and September 27, 2015.

	Thirty-Nine Week Periods Ended
	October 2,	September 27,
	2016	2015
Capital expenditures
United States(a)	$20,877	$16,420
Brazil	1,399	3,391
Total capital expenditures(b)	$22,276	$19,811

(a)

For the thirty-nine week periods ended October 2, 2016 and September 27, 2015 amounts include $664 and $787, respectively, attributable to the joint venture in Mexico. For all periods presented, amounts exclude capital expenditures attributable to the Company's corporate office in the United States.

(b)	Total capital expenditures include non-cash capital expenditures included within accounts payable and accrued expenses as of the end of the period.

The table below sets forth total assets as of October 2, 2016 and January 3, 2016.

	October 2,	January 3,
	2016	2016
Total assets
United States(a)	$415,727	$411,461
Brazil	94,716	73,116
Total assets	$510,443	$484,577

(a)

Total assets as of October 2, 2016 and January 3, 2016 include total assets of $3,102 and $2,414, respectively, attributable to the joint venture in Mexico that may only be used to settle the obligations of the joint venture. For all periods presented, total assets include assets attributable to the Company’s corporate office in the United States and assets that are not directly attributable to restaurant operations.

14. Related-Party Transactions

In July 2012, the Company and its wholly-owned subsidiaries entered into an agreement with an affiliated entity of its private equity fund owners (“Sponsor”) to provide management, consulting and financial and other advisory services to the Company (the “Advisory Services Agreement”). The Advisory Services Agreement required the Company to pay Sponsor a non-refundable periodic retainer fee in an amount per year of the greater of $750 or 1.50% of Consolidated EBITDA, as defined in the Advisory Services Agreement, for the immediately preceding fiscal year. The Advisory Services Agreement was terminated upon the consummation of

Fogo de Chão, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

the IPO and the Company paid a one-time fee of $7,544 to terminate the Advisory Services Agreement during the second quarter of Fiscal 2015. The Company recorded $593 of expense during the thirty-nine week period ended September 27, 2015, attributable to periodic retainer fees. This expense is included in general and administrative costs in the consolidated statement of operations and comprehensive income (loss). The Company had no outstanding payable due to Sponsor at January 3, 2016 related to the Advisory Services Agreement.

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

In this section and other parts of this Quarterly Report on Form 10-Q, we refer to certain measures used for financial and operational decision making and as a means to evaluate period-to-period comparisons. We also may refer to a number of financial measures that are not defined under GAAP, but have corresponding GAAP-based measures. Where non-GAAP measures appear, we provide tables reconciling these measures to their corresponding GAAP-based measures and make reference to a discussion of their use. We believe these measures provide useful information about operating results, enhance the overall understanding of past financial performance and future prospects, and allow for greater transparency with respect to key metrics used by management in its financial and operational decision making.

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

We believe we are in the early stages of our growth with 44 current restaurants, 32 in the US, including our newest domestic restaurant that we opened in King of Prussia, Pennsylvania in July 2016, 10 in Brazil and two joint venture restaurants in Mexico. Based on internal analysis and a study prepared by an independent third party, we believe there exists a long-term growth potential for over 100 domestic sites, with additional new restaurants internationally. We have a long track record of successful new restaurant development, having grown our restaurant count by a multiple of 10 since 2000, and at a 13.3% CAGR since 2010. While new restaurants are expected to be a key driver of our growth, we believe positive comparable restaurant sales growth and margin expansion through leveraging our infrastructure will also contribute to strong future growth.

Highlights and Trends

Restaurant Development

Restaurant openings reflect the number of new restaurants opened during a particular reporting period. During January 2016 we opened our 42nd location in Naperville, Illinois and in late July 2016 we opened our 43rd location in King of Prussia, Pennsylvania. We plan to open up to as many as five to six restaurants during Fiscal 2016, including one international joint venture restaurant. We believe our international joint venture restaurants will allow us to expand our restaurant footprint with limited capital investment by us. Over the next five years, we plan to increase our company-owned restaurant count by at least 10% annually, with North America being our primary market for new restaurant development. In Brazil, we plan to open three to five new restaurants over the next five years. The actual number and timing of new restaurant openings is subject to a number of factors outside of the Company's control including, but not limited to, weather conditions and factors under the control of landlords, contractors and regulatory/licensing authorities.

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Restaurant Activity
Beginning of Period	42	37	41	34
Openings	1	—	2	3
Closings	—	—	—	—
Restaurants at end of period	43	37	43	37

Events in Brazil

In March and April of 2015, a series of protests began in Brazil against the current government and its President. The initial protests occurred in cities throughout Brazil, including Rio de Janeiro and São Paolo, with an estimated number of protestors on March 15, 2015 of approximately one million. Protests continued throughout the remainder of March and into April. As a result of the protests, our restaurants in Brazil experienced reduced guest traffic in the second half of March 2015 and in April 2015. Additional protests occurred in many cities throughout Brazil on August 16, 2015, which resulted in a slight reduction in guest traffic. In March 2016 there were additional anti-government and anti-corruption protests throughout Brazil. In April 2016, the Brazil government began the impeachment process of the Brazil president which ultimately led to the removal of the president from office in August 2016. Various allegations, trials or convictions of federal or state government officials could lead to political instability. It is possible that further protests or other social unrest, political activity or political instability may occur in Brazil, which could impact our guest traffic, thereby affecting our revenue and net income. In addition to the uncertain political environment and events discussed above, Brazil continues to suffer from an economic recession that negatively impacts our guests.

Rio de Janeiro was host to the 2016 Summer Olympics which were held during the third quarter of Fiscal 2016. As a result, our two Rio de Janeiro restaurants realized an approximate $1.4 million increase in sales, as compared to the third quarter of Fiscal 2015.

Exchange Rate Impact

We have experienced significant foreign currency impact during Fiscal 2015 and Fiscal 2016 due to fluctuations of the Brazilian Real relative to the US dollar. When the US dollar strengthens compared to the Brazilian Real, it has a negative impact on our Brazilian operating results upon translation of those results into US dollars for the purposes of consolidation. We anticipate continued foreign currency volatility throughout Fiscal 2016 with respect to the Brazilian Real. See “Supplemental Selected Constant Currency Information” on page 39 for the exchange rate impact on current financial periods.

Commodity Pricing

We have experienced lower and stable beef prices thus far in Fiscal 2016, which has allowed us to improve food costs over the same period in the prior year. However, the food-at-home (grocery store or supermarket food items) CPI is down 2.2% from September 2015 and remained flat or decreased for seven of the first nine months in Fiscal 2016. With food-at-home prices declining, consumers demand for dining in restaurants may fall.

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

New Restaurant Openings

Our ability to successfully open new restaurants and expand our restaurant base is critical to adding revenue capacity to meet our goals for growth. New restaurant openings contribute additional operating weeks and revenue to our business. Before a new restaurant opens, we incur pre-opening costs, as described below. New restaurants often open with an initial start-up period of sales volatility. Operating margins tend to stabilize within twelve months of opening. New restaurants typically experience normal inefficiencies in the form of higher food, labor and other direct operating expenses and, as a result, restaurant contribution margins are generally lower during the start-up period of operation. To achieve our goal to successfully open new restaurants, we consider a number of factors including macro and micro economic conditions, availability of appropriate locations, competition in local markets, and the availability of teams to manage new locations. The actual number and timing of new restaurant openings is subject to a number of factors outside of the Company's control including, but not limited to, weather conditions and factors under the control of landlords, contractors and regulatory/licensing authorities.

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

Restaurant Contribution and Restaurant Contribution Margin

Restaurant contribution is defined as revenue less restaurant operating costs (which include food and beverage costs, compensation and benefits costs and occupancy and certain other operating costs but exclude depreciation and amortization expense). Restaurant contribution margin is defined as restaurant contribution as a percentage of revenue. Restaurant contribution and restaurant contribution margin are supplemental measures of operating performance of our restaurants and our calculations thereof may not be comparable to those reported by other companies. Restaurant contribution and restaurant contribution margin are neither required by, nor presented in accordance with GAAP. Restaurant contribution and restaurant contribution margin have limitations as analytical tools, and you should not consider them in isolation or as substitutes for analysis of our results as reported under GAAP. A reconciliation of restaurant contribution to revenue for the thirteen and thirty-nine week periods ended October 2, 2016 compared to the thirteen and thirty-nine week periods ended September 27, 2015 is provided on pages 33 and 37, respectively.

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

Adjusted EBITDA and Adjusted EBITDA margin have limitations as analytical tools, and you should not consider them in isolation, or as substitutes for analysis of our results as reported under GAAP. Some of these limitations are (i) they do not reflect our cash expenditures, future requirements for capital expenditures or contractual commitments, (ii) they do not reflect changes in, or cash requirements for, our working capital needs, (iii) they do not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debt, (iv) although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future and Adjusted EBITDA and Adjusted EBITDA margin do not reflect any cash requirements for such replacements, (v) they do not adjust for all non-cash income or expense items that are reflected in our statements of cash flows, (vi) they do not reflect the impact of earnings or charges resulting from matters we consider not to be indicative of our ongoing operations, and (vii) other companies in our industry may calculate these measures differently than we do, limiting their usefulness as comparative measures. A reconciliation of Adjusted EBITDA to net income for the thirteen and thirty-nine week periods ended October 2, 2016 compared to the thirteen and thirty-nine week periods ended September 27, 2015 is provided on page 38.

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

General and Administrative Costs

General and administrative costs are comprised of costs related to certain corporate and administrative functions that support development and restaurant operations. These expenses are generally fixed and reflect management, supervisory and staff salaries, employee benefits and bonuses, equity-based compensation, travel expense, information systems, training, corporate rent, technology, market research, and professional and consulting fees, including fees related to the implementation and compliance with Section 404 of the Sarbanes-Oxley Act. We measure general and administrative costs by tracking general and administrative costs as a percentage of revenue.

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

Results of Operations

The following tables summarize key components of our consolidated results of operations for the periods indicated, both in dollars and as a percentage of revenue:

Third Fiscal Quarter Ended October 2, 2016 (13 Weeks) Compared to Third Fiscal Quarter Ended September 27, 2015 (13 Weeks)

(dollars in thousands)

	Fiscal Quarter Ended		Fiscal Quarter Ended
	October 2, 2016		September 27, 2015		Increase / (Decrease)
	Dollars	%(a)	Dollars	%(a)	Dollars	%(b)	%(c)
Revenue
US Restaurant	$56,818	82.4%	$50,953	83.6%	$5,865	11.5%	(1.2%)
Brazil Restaurant	12,178	17.6%	9,998	16.4%	2,180	21.8%	1.2%
Other	16	0.0%	18	0.0%	(2)	*	*
Total revenue	69,012	100.0%	60,969	100.0%	8,043	13.2%	*
Restaurant operating costs
Food and beverage costs	20,118	29.2%	18,593	30.5%	1,525	8.2%	(1.3%)
Compensation and benefit costs	16,321	23.6%	13,176	21.6%	3,145	23.9%	2.0%
Occupancy and other operating expenses (excluding depreciation and amortization)	13,575	19.7%	11,117	18.2%	2,458	22.1%	1.5%
Total restaurant operating costs	50,014	72.5%	42,886	70.3%	7,128	16.6%	2.2%
Marketing and advertising costs	1,705	2.5%	1,338	2.2%	367	27.4%	0.3%
General and administrative costs	4,975	7.2%	4,082	6.7%	893	21.9%	0.5%
Pre-opening costs	1,081	1.6%	853	1.4%	228	26.7%	0.2%
Depreciation and amortization	3,962	5.7%	3,100	5.1%	862	27.8%	0.6%
Other operating (income) expense, net	38	0.1%	45	0.1%	7	*	0.0%
Total costs and expenses	61,775	89.5%	52,304	85.8%	9,471	18.1%	3.7%
Income from operations	7,237	10.5%	8,665	14.2%	(1,428)	(16.5%)	(3.7%)
Other income (expense):
Interest expense, net	(1,087)	(1.6%)	(1,144)	(1.9%)	(57)	(5.0%)	(0.3%)
Interest income	648	0.9%	228	0.4%	420	184.2%	(0.5%)
Other income (expense), net	(11)	0.0%	(43)	(0.1%)	(32)	*	(0.1%)
Total other income (expense), net	(450)	(0.7%)	(959)	(1.6%)	(509)	(53.1%)	(0.9%)
Income before income taxes	6,787	9.8%	7,706	12.6%	(919)	(11.9%)	(2.8%)
Income tax expense (benefit)	2,295	3.3%	(253)	(0.4%)	2,548	*	3.7%
Net income	4,492	6.5%	7,959	13.1%	(3,467)	(43.6%)	(6.6%)
Less: Income (loss) attributable to noncontrolling interest	(87)	(0.1%)	161	0.3%	*	*	*
Net income attributable to Fogo de Chão, Inc.	$4,579	6.6%	$7,798	12.8%	$(3,219)	(41.3%)	(6.2%)

(a)	Calculated as a percentage of total revenue.
(b)	Calculated percentage increase / (decrease) in dollars.
(c)	Calculated increase / (decrease) in percentage of total revenue.
*	Not meaningful.

Revenue

Total revenue for the third quarter of Fiscal 2016 increased $8.0 million, or 13.2%, compared to the third quarter of Fiscal 2015, due to a $6.3 million increase in non-comparable restaurant sales, a $1.0 million increase in comparable restaurant sales, and a favorable foreign exchange impact of $0.8 million. Total comparable restaurant sales increased 0.6%.

US restaurant revenue for the third quarter of Fiscal 2016 increased $5.9 million, or 11.5%, compared to the third quarter of Fiscal 2015, due to a $5.8 million increase in non-comparable restaurant sales and a $0.1 million increase in comparable restaurant sales. Due to the 53rd week in Fiscal 2015, the comparable restaurant sales calculation is based on comparing sales in the third fiscal quarter of 2016 (13-week period ended October 2, 2016) to the corresponding calendar period of 2015 (13-week period ended October 4, 2015). Total US comparable restaurant sales decreased 1.0%.

Brazil restaurant revenue for the third quarter of Fiscal 2016 increased $2.2 million, or 21.8%, compared to the third quarter of Fiscal 2015, due to a $0.9 million increase in comparable restaurant sales and a $0.5 million increase in non-comparable restaurant sales both mainly attributable to the 2016 Summer Olympics, and a favorable foreign exchange impact of $0.8 million. Brazil comparable restaurant sales increased 9.0%.

Food and Beverage Costs

Food and beverage costs for the third quarter of Fiscal 2016 increased $1.5 million, or 8.2%, compared to the third quarter of Fiscal 2015, due to a $1.8 million increase in food and beverage costs of non-comparable restaurants, offset by a $0.3 million decrease in food and beverage costs of comparable restaurants. As a percentage of total revenue, total food and beverage costs decreased from 30.5% to 29.2%, principally due to reductions in protein commodity pricing and improvements in mix shift with the introduction of seasonal menu offerings.

Compensation and Benefit Costs

Compensation and benefit costs increased $3.1 million, or 23.9%, for the third quarter of Fiscal 2016, due to a $2.3 million increase in non-comparable restaurant labor expense and a $0.8 million increase in comparable restaurant labor expense. As a percentage of total revenue, total compensation and benefits costs increased from 21.6% to 23.6%, due to inefficiencies associated with new restaurant openings and increases in group health insurance claims and minimum wages.

Occupancy and Other Operating Expenses

Occupancy and other operating expenses increased $2.5 million, or 22.1%, for the third quarter of Fiscal 2016, due to a $1.6 million increase in non-comparable restaurant operating expenses, a $0.7 million increase in comparable restaurant operating expenses, and a $0.2 million unfavorable foreign exchange rate impact. As a percentage of total revenue, total occupancy and other operating expenses increased from 18.2% to 19.7%, as a result of reduced sales leverage and increased fixed occupancy cost.

Marketing and Advertising Costs

Marketing and advertising costs increased $0.4 million for the third quarter of Fiscal 2016 due to a planned increase in advertising spend. As a percentage of total revenue, marketing and advertising costs increased from 2.2% to 2.5%.

General and Administrative Costs

General and administrative costs increased $0.9 million, or 21.9%, for the third quarter of Fiscal 2016, primarily due to a $0.6 million increase in corporate compensation expense and a $0.2 million increase in legal and professional expense. As a percentage of total revenue, general and administrative costs increased from 6.7% to 7.2%.

Pre-opening Costs

Pre-opening costs increased $0.2 million to $1.1 million for the third quarter of Fiscal 2016. During the third quarter of Fiscal 2016 we incurred pre-opening expenses on one restaurant that opened during the quarter and an additional five restaurants that were under construction at quarter end. During the third quarter of Fiscal 2015 we incurred pre-opening expenses on four restaurants that were under construction at quarter end.

Interest Expense

Interest expense, net of capitalized interest, for the third quarter of Fiscal 2016 was consistent with the third quarter of Fiscal 2015. As a percentage of total revenue, however, interest expense decreased from 1.9% to 1.6%.

Interest Income

Interest income increased $0.4 million for the third quarter of Fiscal 2016, primarily due to increased cash and cash equivalents in Brazil and favorable interest rates earned on those balances. As a percentage of total revenue, interest income increased from 0.4% to 0.9%.

Income Tax Expense (Benefit)

The Company recognized income tax expense of $2.3 million, with a consolidated effective tax rate of 33.8%, for the third quarter of Fiscal 2016. The Company’s consolidated effective tax rate varies from the federal statutory rate of 35% primarily due to foreign earnings being subjected to taxation at lower tax rates, FICA tax credits, state income taxes, and nondeductible equity-based compensation.

The Company recognized income tax benefit of $0.3 million for third quarter of Fiscal 2015, primarily due to the change in assertion with respect to undistributed foreign earnings and release of the valuation allowance. In June 2015, we determined that undistributed net earnings of our Brazilian subsidiaries would be indefinitely reinvested in operations outside the United States. Additionally, in June 2015 the Company determined that it would realize its net deferred tax asset and, as a result, released its valuation allowance of $2.8 million in the second quarter of Fiscal 2015. These benefits were included in the Company’s estimated annual effective tax rate for Fiscal 2015 used in the calculation of income tax expense (benefit) for the thirteen and thirty-nine week periods ended September 27, 2015.

Restaurant Contribution

(dollars in thousands)

	Fiscal Quarter Ended		Fiscal Quarter Ended
	October 2, 2016		September 27, 2015		Increase / (Decrease)
	Dollars	%(a)	Dollars	%(a)	Dollars	%(b)	%(c)
Revenue
US Restaurant	$56,818	82.4%	$50,953	83.6%	$5,865	11.5%	(1.2%)
Brazil Restaurant	12,178	17.6%	9,998	16.4%	2,180	21.8%	1.2%
Other	16	0.0%	18	0.0%	(2)	*	*
Total revenue	$69,012	100.0%	$60,969	100.0%	$8,043	13.2%	*
Restaurant operating costs
US	$41,788	73.5%	$36,191	71.0%	$5,597	15.5%	2.5%
Brazil	8,226	67.5%	6,695	67.0%	1,531	22.9%	0.5%
Total restaurant operating costs	$50,014	72.5%	$42,886	70.3%	$7,128	16.6%	2.2%
Restaurant contribution
US	$15,030	26.5%	$14,762	29.0%	$268	1.8%	(2.5%)
Brazil	3,952	32.5%	3,303	33.0%	649	19.6%	(0.5%)
Other	16	*	18	*	(2)	*	*
Total restaurant contribution	$18,998	27.5%	$18,083	29.7%	$915	5.1%	(2.2%)

(a)	Calculated as a percentage of total revenue or segment revenue where applicable.
(b)	Calculated percentage increase / (decrease) in dollars.
(c)	Calculated increase / (decrease) in percentage of total revenue or segment revenue where applicable.
*	Not meaningful.

Total restaurant contribution for the third quarter of Fiscal 2016 increased $0.9 million, or 5.1% compared to the third quarter of Fiscal 2015, due to a $0.6 million increase attributable to non-comparable restaurants and a favorable foreign exchange impact of $0.3 million. As a percentage of revenue, total restaurant contribution decreased from 29.7% to 27.5%.

As a percentage of US restaurant revenue, contribution margin decreased 2.5% from 29.0% to 26.5%, due to a 2.7% increase in compensation and benefit costs due to inefficiencies associated with new restaurant openings and increases in group health insurance claims and minimum wages, and a 1.7% increase in occupancy and other operating expenses as a result of reduced sales leverage and increased fixed occupancy costs, offset by a 1.9% decrease in food and beverage costs due to reductions in protein commodity pricing and improvements in mix shift with the introduction of seasonal menu offerings.

As a percentage of Brazil restaurant revenue, contribution margin decreased 0.5% from 33.0% to 32.5%, due to a 0.9% increase in food and beverage costs due to higher alcohol and commodity costs, and a 0.2% increase in occupancy and other operating expenses primarily as a result of increased fixed occupancy costs, offset by a 0.5% decrease in compensation and benefit costs as a result of improved sales leverage due to the Olympic venue restaurants.

Thirty-Nine Week Period Ended October 2, 2016 Compared to Thirty-Nine Week Period Ended September 27, 2015

(dollars in thousands)

	Thirty-Nine Week Period Ended		Thirty-Nine Week Period Ended
	October 2, 2016		September 27, 2015		Increase / (Decrease)
	Dollars	%(a)	Dollars	%(a)	Dollars	%(b)	%(c)
Revenue
US Restaurant	$176,787	85.2%	$161,745	83.3%	$15,042	9.3%	1.9%
Brazil Restaurant	30,576	14.8%	32,344	16.7%	(1,768)	(5.5%)	(1.9%)
Other	56	0.0%	49	0.0%	7	*	*
Total revenue	207,419	100.0%	194,138	100.0%	13,281	6.8%	*
Restaurant operating costs
Food and beverage costs	59,539	28.7%	58,504	30.1%	1,035	1.8%	(1.4%)
Compensation and benefit costs	48,330	23.3%	43,202	22.3%	5,128	11.9%	1.0%
Occupancy and other operating expenses (excluding depreciation and amortization)	39,199	18.9%	33,678	17.3%	5,521	16.4%	1.6%
Total restaurant operating costs	147,068	70.9%	135,384	69.7%	11,684	8.6%	1.2%
Marketing and advertising costs	5,116	2.5%	4,609	2.4%	507	11.0%	0.1%
General and administrative costs	15,384	7.4%	26,968	13.9%	(11,584)	(43.0%)	(6.5%)
Pre-opening costs	2,113	1.0%	2,334	1.2%	(221)	(9.5%)	(0.2%)
Loss on extinguishment of debt	—	0.0%	5,991	3.1%	(5,991)	(100.0%)	(3.1%)
Depreciation and amortization	11,590	5.6%	9,237	4.8%	2,353	25.5%	0.8%
Other operating (income) expense, net	(166)	(0.1%)	(123)	(0.1%)	43	*	0.0%
Total costs and expenses	181,105	87.3%	184,400	95.0%	(3,295)	(1.8%)	(7.7%)
Income from operations	26,314	12.7%	9,738	5.0%	16,576	170.2%	7.7%
Other income (expense):
Interest expense, net	(3,307)	(1.6%)	(8,885)	(4.6%)	(5,578)	(62.8%)	(3.0%)
Interest income	1,534	0.7%	549	0.3%	985	179.4%	(0.4%)
Other income (expense), net	(14)	0.0%	(38)	0.0%	(24)	*	0.0%
Total other income (expense), net	(1,787)	(0.9%)	(8,374)	(4.3%)	(6,587)	(78.7%)	(3.4%)
Income before income taxes	24,527	11.8%	1,364	0.7%	23,163	*	11.1%
Income tax expense (benefit)	7,977	3.8%	(13,582)	(7.0%)	21,559	(158.7%)	10.8%
Net income	16,550	8.0%	14,946	7.7%	1,604	10.7%	0.3%
Less: Income (loss) attributable to noncontrolling interest	(189)	(0.1%)	22	0.0%	*	*	*
Net income attributable to Fogo de Chão, Inc.	$16,739	8.1%	$14,924	7.7%	$1,815	12.2%	0.4%

(a)	Calculated as a percentage of total revenue.
(b)	Calculated percentage increase / (decrease) in dollars.
(c)	Calculated increase / (decrease) in percentage of total revenue.
*	Not meaningful.

Revenue

Total revenue increased $13.3 million, or 6.8%, for the thirty-nine weeks ended October 2, 2016, due to an $18.1 million increase in non-comparable restaurant sales, offset by an unfavorable foreign exchange impact of $3.4 million and a $1.5 million decrease in comparable restaurant sales due to a one week shift in sales weeks. Due to the 53rd week in Fiscal 2015, the comparable restaurant sales calculation is based on comparing sales in the 39-week period ended October 2, 2016 to the corresponding 39-week period ended October 4, 2015. Total comparable restaurant sales were flat.

US restaurant revenue increased $15.0 million, or 9.3%, due to a $17.1 million increase in non-comparable restaurant sales, offset by a $2.1 million decrease in comparable restaurant sales. US comparable restaurant sales decreased 0.4%.

Brazil restaurant revenue decreased $1.8 million, or 5.5%, primarily due to an unfavorable foreign exchange impact of $3.4 million, offset by a $1.4 million increase in restaurant sales attributable to the 2016 Summer Olympics. Brazil comparable restaurant sales increased 2.3%.

Food and Beverage Costs

Food and beverage costs increased $1.0 million, or 1.8%, for the thirty-nine weeks ended October 2, 2016, due to a $5.3 million increase in food and beverage costs from non-comparable restaurants, offset by a $3.1 million decrease in comparable food and beverage costs and a favorable foreign exchange impact of $1.2 million. As a percentage of total revenue, total food and beverage costs decreased from 30.1% to 28.7% due to reductions in protein commodity pricing, improvements in mix shift with the introduction of seasonal menu offerings and waste reduction efforts.

Compensation and Benefit Costs

Compensation and benefit costs increased $5.1 million, or 11.9%, for the thirty-nine weeks ended October 2, 2016, due to a $6.8 million increase in non-comparable restaurant labor expenses and a $0.5 million increase in comparable restaurant labor expenses, offset by a favorable foreign exchange impact of $0.5 million and a $1.6 million decrease in equity-based compensation expense due to the cumulative compensation expense recognized in conjunction with the IPO during the second quarter of Fiscal 2015. As a percentage of total revenue, total compensation and benefits costs increased from 22.3% to 23.3%, due to inefficiencies associated with new restaurant openings and increases in group health insurance claims and minimum wages.

Occupancy and Other Operating Expenses

Occupancy and other operating expenses increased $5.5 million, or 16.4%, for the thirty-nine weeks ended October 2, 2016, due to a $4.9 million increase in non-comparable restaurant expense and a $1.2 million increase in comparable restaurant expense, partially offset by a favorable foreign exchange impact of $0.6 million. As a percentage of total revenue, total occupancy and other operating expenses increased from 17.3% to 18.9% as a result of reduced sales leverage and increased fixed occupancy costs.

Marketing and Advertising Costs

Marketing and advertising costs increased $0.5 million, or 11.0%, for the thirty-nine weeks ended October 2, 2016, primarily due to a planned increase in advertising spend. As a percentage of total revenue, marketing and advertising increased from 2.4% to 2.5%.

General and Administrative Costs

General and administrative costs decreased $11.6 million, or 43.0%, for the thirty-nine weeks ended October 2, 2016, due to a $4.4 million decrease in cumulative equity-based compensation expense that was recognized in connection with the IPO, a $0.8 million decrease in IPO related expenses and a $7.5 million charge for the disposition of the Advisory Services Agreement with an affiliate of THL that occurred during the second quarter of Fiscal 2015, offset by a $1.1 million increase in corporate compensation expense. As a percentage of total revenue, general and administrative costs decreased from 13.9% to 7.4%.

Pre-opening Costs

Pre-opening costs decreased $0.2 million to $2.1 million for the thirty-nine weeks ended October 2, 2016. During the period we incurred pre-opening expense on two restaurants that opened and an additional five restaurants that were under construction at period-end. During the comparable period in prior year we incurred pre-opening expense on three restaurants that opened during the period and an additional four restaurants that were under construction at period-end.

Loss on Extinguishment / Modification of Debt

On June 24, 2015 we paid-off our existing 2012 Credit Facility with the proceeds from the IPO plus the proceeds from the 2015 Credit Facility. As a result, we wrote off unamortized loan costs and unamortized original issue discounts, and paid a pre-payment penalty of $0.3 million for a total loss on the extinguishment of $6.0 million.

Interest Expense

Interest expense, net of capitalized interest, for the thirty-nine weeks ended October 2, 2016 decreased $5.6 million, or 62.8%, due to a reduction in the average outstanding principal balance owed and a reduction in interest rates following the extinguishment of the 2012 Credit Facility that occurred during the second quarter of Fiscal 2015. As a percentage of total revenue, interest expense decreased from 4.6% to 1.6%.

Interest Income

Interest income increased $1.0 million for the thirty-nine weeks ended October 2, 2016, primarily due to increased cash and cash equivalents in Brazil and favorable interest rates earned on those balances. As a percentage of total revenue, interest income increased from 0.3% to 0.7%.

Income Tax Expense (Benefit)

The Company recognized income tax expense of $8.0 million, with a consolidated effective tax rate of 32.5%, for the thirty-nine weeks ended October 2, 2016. The Company’s consolidated effective tax rate varies from the federal statutory rate of 35% primarily due to foreign earnings being subjected to taxation at lower tax rates, FICA tax credits, state income taxes, and nondeductible equity-based compensation.

The Company  recognized income tax benefit of $13.6 million for the thirty-nine weeks ended September 27, 2015 due primarily to the reversal of $13.9 million in deferred tax liabilities for unremitted foreign earnings during the second quarter of Fiscal 2015. The Company had historically provided deferred taxes under ASC 740-30-25, formerly APB 23, for the presumed repatriation to the United States earnings from the Company’s Brazilian subsidiaries. In June 2015, we determined that undistributed net earnings of our Brazilian subsidiaries would be indefinitely reinvested in operations outside the United States. Additionally, in June 2015 the Company determined that it would realize its net deferred tax asset and as such, released its valuation allowance of $2.8 million in the second quarter of Fiscal 2015. These benefits were included in the Company’s estimated annual effective tax rate for Fiscal 2015 used in the calculation of income tax expense (benefit) for the thirteen and thirty-nine week periods ended September 27, 2015.

Restaurant Contribution

(dollars in thousands)

	Thirty-Nine Week Period Ended		Thirty-Nine Week Period Ended
	October 2, 2016		September 27, 2015		Increase / (Decrease)
	Dollars	%(a)	Dollars	%(a)	Dollars	%(b)	%(c)
Revenue
US Restaurant	$176,787	85.2%	$161,745	83.3%	$15,042	9.3%	1.9%
Brazil Restaurant	30,576	14.8%	32,344	16.7%	(1,768)	(5.5%)	(1.9%)
Other	56	0.0%	49	0.0%	7	*	*
Total revenue	$207,419	100.0%	$194,138	100.0%	$13,281	6.8%	*
Restaurant operating costs
US	$125,946	71.2%	$112,833	69.8%	$13,113	11.6%	1.4%
Brazil	21,122	69.1%	22,551	69.7%	(1,429)	(6.3%)	(0.6%)
Total restaurant operating costs	$147,068	70.9%	$135,384	69.7%	$11,684	8.6%	1.2%
Restaurant contribution
US	$50,841	28.8%	$48,912	30.2%	$1,929	3.9%	(1.4%)
Brazil	9,454	30.9%	9,793	30.3%	(339)	(3.5%)	0.6%
Other	56	*	49	*	7	*	*
Total restaurant contribution	$60,351	29.1%	$58,754	30.3%	$1,597	2.7%	(1.2%)

(a)	Calculated as a percentage of total revenue or segment revenue where applicable.
(b)	Calculated percentage increase / (decrease) in dollars.
(c)	Calculated increase / (decrease) in percentage of total revenue or segment revenue where applicable.
*	Not meaningful.

Total restaurant contribution increased $1.6 million, or 2.7%, for the thirty-nine weeks ended October 2, 2016, primarily due to a $1.0 million increase attributable to non-comparable restaurants and a $1.6 million decrease in equity-based compensation, offset by a $1.0 million unfavorable foreign exchange impact. As a percentage of revenue, total restaurant contribution decreased from 30.3% to 29.1%.

As a percentage of US restaurant revenue, contribution margin decreased 1.4% from 30.2% to 28.8%, due to a 1.6% increase in occupancy and other operating expenses due to increased fixed occupancy costs, and a 1.1% increase in compensation and benefit costs due to inefficiencies associated with new restaurant openings and increases in group health insurance claims and minimum wages, offset by reductions in equity-based compensation expense and workers compensation expense and a 1.3% decrease in food and beverage costs due to reductions in meat commodity pricing and improvements in mix shift with the introduction of seasonal menu offerings.

As a percentage of Brazil restaurant revenue, contribution margin increased 0.6% from 30.3% to 30.9%, due to a 1.5% decrease in food and beverage costs primarily due to a decrease in meat consumption and a decrease in protein commodity pricing, a 0.6% decrease in compensation and benefit costs due to reduced hourly labor costs, offset by a 1.5% increase in occupancy and other operating expenses as a result of increased fixed occupancy costs.

Adjusted EBITDA

The following table sets forth the reconciliation of Adjusted EBITDA to net income (dollars in thousands).

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Net income attributable to Fogo de Chão, Inc.	$4,579	$7,798	$16,739	$14,924
Depreciation and amortization expense(a)	3,897	3,037	11,389	9,130
Interest expense, net	1,087	1,144	3,307	8,885
Interest income	(648)	(228)	(1,534)	(549)
Income tax expense (benefit)(b)	2,279	(253)	7,926	(13,582)
EBITDA	11,194	11,498	37,827	18,808
Pre-opening costs(c)	988	853	1,987	2,036
Loss on extinguishment of debt(d)	—	—	—	5,991
Share-based compensation(e)	208	417	620	6,511
Management and consulting fees(f)	—	—	—	8,137
Retention agreement payments(g)	—	312	—	936
IPO related expenses(h)	—	—	—	782
Non-cash adjustments(i)	236	182	734	612
Non-recurring expenses(j)	108	—	456	—
Adjusted EBITDA	$12,734	$13,262	$41,624	$43,813

(a)

For the thirteen week periods ended October 2, 2016 and September 27, 2015, excludes $0.07 million and $0.06 million, respectively, of depreciation expense attributable to our joint venture in Mexico. For the thirty-nine week periods ended October 2, 2016 and September 27, 2015, excludes $0.20 million and $0.11 million, respectively, of depreciation expense attributable to our joint venture in Mexico.

(b)	For the thirteen and thirty-nine week periods ended October 2, 2016, excludes $0.02 million and $0.05 million, respectively, of income tax expense for joint venture in Mexico.
(c)

For the thirteen and thirty-nine week periods ended October 2, 2016, excludes $0.09 million and $0.13 million, respectively, of pre-opening costs incurred by our joint venture in Mexico. For the thirty-nine week period ended September 27, 2015, excludes $0.30 million of pre-opening costs incurred by our joint venture in Mexico.

(d)

Consists primarily of non-cash charges resulting from the extinguishment or our 2012 Credit Facility. For the thirteen and thirty-nine week periods ended September 27, 2015, includes $0.3 million pre-payment premium and $0.1 million in legal and other expenses paid in connection with the termination. See Note 7 to the Unaudited Condensed Consolidated Financial Statements.

(e)

For the thirty-nine week period ended September 27, 2015, includes $5.7 million of compensation expense recognized upon the closing of our IPO attributable to the vesting of stock options. See Note 8 to the Unaudited Condensed Consolidated Financial Statements.

(f)

Consists primarily of payments to an affiliate of THL and advisors engaged by an affiliate of THL for advisory and consulting services. For the thirteen and thirty-nine week periods ended September 27, 2015, includes the $7.5 million fee paid to an affiliate of THL as a result of the termination of the advisory services agreement with that affiliate. See Note 14 to the Unaudited Condensed Consolidated Financial Statements.

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
(j)

For the thirteen and thirty-nine week periods ended October 2, 2016 amount includes $0.1 million and $0.3 million of one-time expenses related to the realignment of management of the Brazilian subsidiaries and the legal transfer of the Brazilian subsidiaries to the Company’s Dutch holding company to support the Company’s expansion into international markets. For the thirty-nine week period ended October 2, 2016 amounts include $0.1 million of one-time legal and accounting fees.

Supplemental Selected Constant Currency Information

As exchange rates are an important factor in understanding period-to-period comparisons, we believe the presentation of certain results on a constant currency basis in addition to reported results helps improve investors’ ability to understand our operating results and evaluate our performance in comparison to prior periods. Constant currency information compares results between periods as if exchange rates had remained constant period-over-period. We use results on a constant currency basis as one measure to evaluate our performance. We calculate constant currency by retranslating results across all prior periods presented using a derived exchange rate for the most current year-to-date period presented based on actual results. The tables set forth below calculate constant currency at foreign currency exchange rates of 3.2433 and 3.4973 Brazilian reais to 1 US dollar, which represents the derived exchange rates for the thirteen and thirty-nine week periods ended October 2, 2016, respectively, calculated as explained above. These results should be considered in addition to, not as a substitute for, results reported in accordance with GAAP. Results on a constant currency basis, as we present them, may not be comparable to similarly titled measures used by other companies and are not measures of performance presented in accordance with GAAP.

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Revenue as reported	$69,012	$60,969	$207,419	$194,138
Effect of foreign currency	—	756	—	(3,383)
Revenue at constant currency	$69,012	$61,725	$207,419	$190,755

Adjusted EBITDA	$12,734	$13,262	$41,624	$43,813
Effect of foreign currency	—	273	—	(595)
Adjusted EBITDA at constant currency	$12,734	$13,535	$41,624	$43,218
Adjusted EBITDA margin at constant currency	18.5%	21.9%	20.1%	22.7%

Restaurant contribution	$18,998	$18,083	$60,351	$58,754
Effect of foreign currency	—	297	—	(915)
Restaurant contribution at constant currency	$18,998	$18,380	$60,351	$57,839
Restaurant contribution margin at constant currency	27.5%	29.8%	29.1%	30.3%

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

Brazilian operations are funded from cash generated within Brazil. Our US operations are funded from cash generated in the US. As of October 2, 2016, we had $30.1 million in cash and cash equivalents, of which $21.0 million was held by our Brazilian subsidiaries. We consider the undistributed earnings related to our Brazilian subsidiaries to be indefinitely reinvested, and expect them to continue to be indefinitely reinvested. Accordingly, no provision for US income and additional foreign taxes has been recorded on the aggregate undistributed earnings of our Brazilian subsidiaries of $42.5 million as of October 2, 2016. If there is a change in assertion regarding indefinite reinvestment of undistributed earnings we would record a tax liability attributable to those undistributed earnings of approximately $15.0 million. There are no known restrictions that would prohibit the repatriation of the cash and cash equivalents of our Brazilian subsidiaries.

We intend to spend approximately $28.0 million to $32.0 million in Fiscal 2016 on capital expenditures, including approximately $22.0 million to $25.0 million for new restaurant development and approximately $2.0 million to $4.0 million on opportunistic restaurant remodeling.

At October 2, 2016, our working capital deficit (excluding cash and cash equivalents) was $11.2 million and our cash and cash equivalents were $30.1 million. We believe that our cash from operations and borrowing capacity under our 2015 Credit Facility will be adequate to meet our liquidity needs and capital expenditure requirements for at least the next 12 months. In addition, we may make discretionary capital improvements with respect to our restaurants or systems such as our planned opportunistic restaurant remodel program, which we could fund through the issuance of debt or equity securities or other external financing sources to the extent we were unable to fund such capital expenditures out of our cash from operations.

The following table presents the primary components of net cash flows provided by and used in operating, investing and financing activities for the periods presented.

	Thirty-Nine Week Periods Ended
	October 2, 2016	September 27, 2015(a)
Net cash provided by (used in)
Operating activities	$36,689	$14,320
Investing activities	(25,601)	(15,734)
Financing activities	(8,760)	6,192
Effect of foreign exchange	2,818	(2,377)
Net increase in cash and cash equivalents	$5,146	$2,401

(a)

The consolidated statement of cash flows for the thirty-nine week period ended September 27, 2015 has been revised to correct classification errors. See Note 2 to the Unaudited Condensed Consolidated Financial Statements.

Operating Activities

Net cash provided by operating activities increased $22.4 million to $36.7 million for the thirty-nine weeks ended October 2, 2016, primarily due to a $8.6 million decrease in cash paid interest, a $8.0 million increase in cash related to the timing of collections of receivables and payments of liabilities, and a $7.5 million decrease in general and administrative costs due to a one-time payment of $7.5 million in the prior year related to the termination of the advisory services agreement with an affiliate, offset by a $1.2 million decrease in cash related to prepaid expenses and other current assets and a $0.8 million increase in taxes paid in cash.

Investing Activities

Net cash used in investing activities increased $9.9 million to $25.6 million for the thirty-nine weeks ended October 2, 2016, primarily due to the timing of new restaurant construction and restaurant reimaging projects during the year.

Financing Activities

Net cash used in financing activities was $8.8 million for the thirty-nine weeks ended October 2, 2016 mainly due to the $10.0 million of repayments on the 2015 Credit Facility, offset by $1.1 million in net activity related to non-controlling interests. Net cash provided by financing activities was $6.2 million for the thirty-nine weeks ended September 27, 2015 due to the net proceeds of the IPO offset by the extinguishment of the 2012 Credit Facility and the proceeds of the 2015 Credit Facility that occurred during the second quarter of Fiscal 2015.

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

The 2015 Credit Facility contains a number of affirmative, negative and financial covenants, and events of default customary for facilities of this type.  The covenants, among other things, restrict our ability to incur additional indebtedness, make certain acquisitions, engage in certain transactions with affiliates, and authorize or pay dividends. In addition, we are required to maintain two financial covenants, which include a maximum Total Rent Adjusted Leverage Ratio (at levels that may vary by quarter until maturity) and a minimum Consolidated Interest Coverage Ratio. Currently, these required ratios are 5.50 to 1 and 2.00 to 1, respectively. The Company was in compliance with these covenants at October 2, 2016.

As of October 2, 2016, we had six letters of credit outstanding for a total of $3.3 million and $91.7 million of available borrowing capacity under the 2015 Credit Facility.

Contractual Obligations

In Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended January 3, 2016, we disclosed that we had $365.0 million in total contractual obligations as of January 3, 2016. Other than the items discussed below, there have been no material changes in our total obligations during the thirty-nine weeks ended October 2, 2016 outside of the normal course of our business.

We lease certain restaurant locations, storage spaces, buildings and equipment under non-cancelable operating leases. Our restaurant leases generally have initial terms of between 10 and 20 years, and generally can be extended only in five-year increments. Our leases expire at various dates between 2016 and 2033, excluding extensions at our option. During the thirty-nine week period ended October 2, 2016, we entered into five additional leases, adding estimated minimum future rental payments of approximately $27.5 million attributable to these non-cancelable operating leases.

Off-Balance Sheet Arrangements

We enter into standby letters of credit to secure certain of our obligations, including insurance programs and lease obligations. As of October 2, 2016, letters of credit and letters of guaranty totaling $3.3 million have been issued. Other than these standby letters of credit, we do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. In addition, we have not entered into any derivative contracts or synthetic leases.

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

We will remain an “emerging growth company” for up to five years following the completion of our initial public offering which will be June 2020, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed third fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Exchange Risk

The reporting currency for our consolidated financial statements is the US dollar. However, during the thirty-nine week periods ended October 2, 2016 and September 27, 2015, we generated approximately 14.7% and 16.7%, respectively, of our revenue in Brazil. As a result, we experienced significant foreign currency impact during Fiscal 2015 and 2016 due to fluctuations of the Brazilian Real relative to the US dollar and may be impacted materially for the foreseeable future. For example, if the US dollar strengthens it would have a negative impact on our Brazilian operating results upon translation of those results into US dollars for the purposes of consolidation. The exchange rate of the Brazilian Real against the US dollar hit a multi-year low in January 2016. Any hypothetical loss in revenue could be partially or completely offset by lower food and beverage costs and lower selling, general and administrative costs that are generated in Brazilian reais. A 10% appreciation in the relative value of the US dollar compared to the Brazilian Real would have resulted in lost income from operations of approximately $0.5 million for the thirty-nine week period ended October 2, 2016 and approximately $0.4 million for the thirty-nine week period ended September 27, 2015. To the extent the ratio between our revenue generated in Brazilian reais increases as compared to our expenses generated in Brazilian reais, we expect that our results of operations will be further impacted by changes in exchange rates. We do not currently hedge foreign currency fluctuations. However, in the future, in an effort to mitigate losses associated with these risks, we may at times enter into derivative financial instruments, although we have not historically done so. These may take the form of forward sales contracts and option contracts. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.

Interest Rate Risk

We are exposed to market risk from changes in interest rates on our debt, which bears interest at variable rates and is a function of our Total Rent Adjusted Leverage Ratio as defined in the 2015 Credit Facility agreement. As of October 2, 2016, we had total aggregate principal amount of outstanding borrowings of $155.0 million. A 1.00% increase in the effective interest rate applied to these borrowings would result in an interest expense increase of $1.6 million on an annualized basis. We manage our interest rate risk through normal operating and financing activities and, when determined appropriate, through the use of derivative financial instruments.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management establishes and maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. We have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, with the participation of our CEO and CFO, as well as other key members of our management. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of October 2, 2016 because of the material weaknesses in our internal control over financial reporting described under “Material Weaknesses in Internal Control over Financial Reporting” below.

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

Plans for Remediation of the Material Weaknesses in Internal Control over Financial Reporting

We have taken steps to remediate the material weaknesses such as hiring additional accounting personnel in Fiscal 2014 and Fiscal 2015, including a chief financial officer, a director of financial reporting, a corporate treasury analyst and a corporate accounting manager, and in early November 2016 we filled a newly created position of vice-president of accounting and controller. While we have begun the process of evaluating the design and operation of our internal control over financial reporting, we have not completed our evaluation.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Since opening our first location in the US in 1997, we have brought churrasqueiros, or gaucho chefs, to the US from Brazil utilizing the L-1B “specialized knowledge” visa which generally permits an employee to remain in the US for up to five years. We also utilize the L-1A “intracompany manager” visa for our employees who qualify. The L-1A visa generally permits an employee to remain in the US for up to seven years. The Department of Homeland Security’s Bureau of Citizenship & Immigration Services (USCIS, formerly INS) began to narrow its interpretation of L-1B visa eligibility as to all corporate petitioners in 2007. Beginning in 2009, the USCIS ceased approving our L-1B visas and recommended that the petitions of 10 then current L-1B visa holders be revoked. We contested the adverse actions before USCIS, and then sued USCIS in US District Court. The US District Court affirmed the USCIS denials in 2013, but we appealed that determination, and on October 21, 2014, the US Court of Appeals for the D.C. Circuit granted our appeal, reversed the USCIS denial, and remanded the representative L-1B petition in question to the district court, with instructions to vacate the denial and to remand to USCIS for further consideration in light of the Court’s correction of USCIS’s factual and legal adjudication errors. USCIS reopened the matter pursuant to the D.C. Circuit’s remand order. On June 12, 2015, USCIS again denied the L-1B petition. On August 7, 2015, we filed a complaint for declaratory and mandamus relief in the US District Court for the District of Columbia seeking to overturn the latest USCIS denial and effectuate the prior holding of the D.C. Circuit. The government answered our complaint on October 13, 2015, and the parties then filed cross-motions for summary judgment. All briefing in the case was completed on February 5, 2016, and the case is now under consideration by the Court. On September 26, 2016, the District Court ruled that the USCIS improperly disregarded substantial evidence as our evidence was adequate to conclude that the gaucho churrasqueiro position involves specialized knowledge but that we did not provide enough evidence that a particular individual completed our training program. Each party to the proceeding has the right to appeal.

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

We are currently involved in various claims, investigations and legal actions that arise in the ordinary course of our business, including claims and investigations resulting from employment-related matters. None of these matters, many of which are covered by insurance, has had a material effect on us. We are not party to any material pending legal proceedings and are not aware of any claims that could have a material adverse effect on our business, financial condition, results of operations or cash flows. However, a significant increase in the number of these claims or an increase in amounts owing under successful claims could materially and adversely affect our business, financial condition, results of operations or cash flows.

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

FOGO DE CHAO, INC.

Date: November 8, 2016	By:	/s/ Lawrence J. Johnson
Lawrence J. Johnson
Chief Executive Officer
(principal executive officer)

Date: November 8, 2016	By:	/s/ Anthony D. Laday
Anthony D. Laday
Chief Financial Officer
(principal financial officer)