Form 10-K
period 2017-01-01
Fogo de Chao, Inc.
filed 2017-03-15
CIK 1627487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑

As of July 3, 2016, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant's outstanding common stock held by non-affiliates was approximately $72,876,000, based upon the last reported sales price on July 1, 2016. The registrant’s common stock was not traded on July 3, 2016, the last day of the registrant’s second fiscal quarter. For purposes of this calculation, shares of common stock held by each executive officer and director and by holders of more than 5% of the outstanding common stock have been excluded since those persons may under certain circumstances be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of registrant’s Common Stock outstanding as of March 10, 2017 was 28,212,744.

Portions of the registrant’s definitive proxy statement relating to the registrant’s Annual Meeting of Stockholders, scheduled to be held on May 17, 2017, are incorporated by reference into Part III of this Report.

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

PART I

Item 1. Business.

Overview

Fogo de Chão, Inc. and its subsidiaries began operations in 1979 in Brazil and in 1997 in the United States (“US”). We are principally engaged in the operation of Brazilian steakhouses, or churrascarias, in the US, Brazil, Puerto Rico and through joint ventures in Mexico and the Middle East. References to “Fogo,” the “Company,” “we,” “us,” and “our” in this Form 10-K are references to Fogo de Chão, Inc. and its subsidiaries.

We operate on a 52- or 53-week fiscal year that ends on the Sunday that is closest to December 31 of that year. All fiscal years presented in this Form 10-K consist of 52 weeks, with the exception of the fiscal year ended January 3, 2016, which consisted of 53 weeks. Our fiscal quarters consist of 13 weeks, although in the years with 53 weeks, the fourth quarter represents a 14-week period. References to Fiscal 2016 relate to our 52-week fiscal year ended January 1, 2017.

Our Company

Fogo de Chão (fogo-dee-shoun) is a leading Brazilian steakhouse, or churrascaria, which has specialized for more than 37 years in fire-roasting high-quality meats utilizing the centuries-old Southern Brazilian cooking technique of churrasco. We deliver a distinctive and authentic Brazilian dining experience through the combination of our high-quality Brazilian cuisine and our differentiated service model known as espeto corrido (Portuguese for “continuous service”) delivered by our churrasqueiros, which we refer to as our gaucho chefs. We offer our guests a variety of menu choices including our most popular offering, the Full Churrasco Experience, as well as Gaucho Lunch, Weekend Brazilian Brunch and Bar Fogo menu items. The Full Churrasco Experience, our prix fixe menu, provides the opportunity to experience a variety of meats including beef, lamb, pork and chicken, simply seasoned and carefully fire-roasted to expose their natural flavors, as well as a selection of fresh seasonal salads and specialty items at the Market Table.

Throughout our history, we have been recognized for our leading consumer appeal by both national and local media in the markets where we operate, including winning multiple “best of” restaurant awards from one of Brazil’s most prominent lifestyle publications, Veja Magazine, and numerous accolades in the US, including awards from Nation’s Restaurant News, Zagat and Wine Spectator Magazine. We were also recently recognized in November of 2016 as the best steakhouse in the US in a comprehensive survey conducted by one of America’s leading consumer magazines.

We opened our first restaurant in 1979 in Porto Alegre, Brazil. In 1986, we expanded to São Paulo, Brazil, a city in which we now operate five restaurants. Encouraged by our growth in Brazil, we opened our first restaurant in the US in 1997 in Addison, Texas, a suburb of Dallas, and have since expanded our footprint nationwide. We currently operate 35 restaurants in the US, including our newest restaurants opened in Tysons, Virginia in January 2017, our second location in the Washington DC Metropolitan Area, and in Dallas, Texas, our second location in the Dallas-Fort Worth Metropolitan Area, in February 2017, 10 restaurants in Brazil, and through a joint venture, two restaurants in Mexico. From our 2010 to 2016 fiscal years, we grew our restaurant count by a compound annual growth rate (“CAGR”) of 12.7%.

Restaurant Count	Revenue

We believe our dedication to serving high-quality Brazilian cuisine and our differentiated service model, combined with our disciplined focus on restaurant operations, have resulted in strong financial results in Fiscal 2016 illustrated by the following:

•

We generated average unit volumes (“AUVs”) of approximately $7.8 million in the US and approximately R$15.0 million (Brazilian Real) in Brazil, and a consolidated restaurant contribution margin of 29.8%;

•

We opened four restaurants, increasing our restaurant base 9.8% from 41 restaurants at the end of Fiscal 2015 to 45 at the end of Fiscal 2016. Openings included Naperville (Illinois), King of Prussia Town Center (Pennsylvania), Dunwoody (Georgia), and our second joint venture restaurant in Mexico in the Santa Fe business district of Mexico City; and

•	From Fiscal 2015 to Fiscal 2016, revenue grew 8.9% to $288.3 million, excluding the $6.8 million impact of the 53rd week in Fiscal 2015.

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

Our Competitive Strengths

We believe the following strengths differentiate us from our competitors and serve as the foundation for our continued growth:

Authentic Cuisine – A Culinary Journey to Brazil

We provide our guests with an experience that is distinctly Brazilian, and our food is at the heart of that experience. Our traditional Brazilian cuisine has been passed down from generation to generation in Brazil and lives on in the way our gaucho chefs prepare, season and continuously fire-roast our meats utilizing the traditional cooking method of churrasco – fire-roasted on skewers over an open flame to expose the natural flavors. Our entrée selection features a variety of carefully cooked and seasoned meats including Brazilian style cuts of beef such as the fraldinha and the picanha, our signature cut of steak, as well as other premium beef cuts such as filet mignon and rib eye, lamb, chicken, pork and seafood items. Each cut is carved table-side by our gaucho chefs in a manner designed to both enhance the tenderness of each slice and meet our guests’ desired portion size and temperature. At Fogo de Chão, every table is a chef’s table. To complement our meat selection, a variety of sharable side dishes, including warm cheese bread, fried bananas and crispy polenta, are brought to each table and replenished throughout the meal. For guests preferring lighter fare, we also offer Brazilian-inspired à la carte seafood options, a Market Table only option and a selection of small plates. Our Market Table, which features a variety of gourmet side dishes, seasonal salads, Brazilian hearts of palm, fresh-cut vegetables, aged cheeses and cured meats is immediately available once our guests are seated. We believe it pays homage to the kitchen tables of Southern Brazil where families share fresh produce and seasonal salads grown locally. Our menu is enhanced by an award-winning wine list and a full bar complete with a selection of signature Brazilian drinks such as the caipirinha.

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

Award-Winning Concept with a Compelling Value Proposition and Broad Appeal

We believe that the combination of our high-quality Brazilian cuisine, differentiated dining experience and value proposition with menu price options like our Full Churrasco Experience prix fixe menu, Gaucho Lunch, Weekend Brazilian Brunch and Happy Hour leads our restaurants to appeal to a wide range of demographics, including both men and women, and socioeconomic groups. We believe our restaurants provide a preferred venue for various dining occasions, including intimate gatherings, family get-togethers, business functions, convention banquets and other celebrations. Many of our guests dine at our restaurants multiple times per year.

Our restaurants have received numerous awards and accolades from critics and reviewers in the US and Brazil. For example, we have been nationally recognized by Nation’s Restaurant News, Zagat and Wine Spectator Magazine, and we have received awards from local media in the markets we operate, including Atlanta Magazine, Chicago Tribune, Dallas Observer and Houston Business Journal. Additionally, our restaurants are consistently included among the top upscale dining options by reputable online reviewers such as Yelp and Urban Spoon. We believe that the authenticity of our brand is demonstrated by the fact that we have received multiple “best of” restaurant awards from Veja Magazine. We were also recently recognized in November of 2016 as the best steakhouse in the US in a comprehensive survey conducted by one of America’s leading consumer magazines.

Unique Operating Model Drives Attractive Restaurant-Level Profitability

Through the consistent execution of our unique business model, we are able to produce what we believe is attractive restaurant-level profitability by optimizing labor and food costs. For Fiscal 2016, the sum of our food and beverage costs and compensation and benefits costs (or “prime costs”) as a percentage of revenue was 51.5%. Our favorable performance on the largest components of a restaurant’s cost structure, which drives our restaurant contribution margins, is due to the following unique structural characteristics of our operational model:

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

Attractive Cash-on-Cash Returns Create New Restaurant Growth Opportunity

Our business model produces attractive unit volumes and restaurant contribution margins that drive attractive cash-on-cash returns in excess of 40%. For Fiscal 2016, we generated AUVs of approximately $7.8 million in the US and approximately R$15.0 million (Brazilian Real) in Brazil, and a consolidated restaurant contribution margin of 29.8%. We target cash-on-cash returns in excess of 40% for new restaurant development by the end of the third full year of operation. We calculate cash-on-cash return by dividing our restaurant contribution in the third year of operation by our initial investment costs (net of pre-opening costs and tenant allowances). Our restaurants perform well across a diverse range of geographic regions, population densities and real estate settings, which we believe demonstrates the portability of our concept to new markets. We believe the combination of our attractive cash-on-cash returns, proven concept portability, and current footprint, supports further use of cash flow to grow our restaurant base and creates an attractive new restaurant growth opportunity.

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

We believe our concept has international appeal and makes us an attractive tenant for international real estate developers. We also believe we will be able to leverage our brand strength to negotiate attractive terms in desirable locations as we grow outside the US and Brazil. We have entered into joint ventures to expand our operations in Mexico, where there are currently two joint venture restaurants located in Mexico City, and in certain locations in the United Arab Emirates, Qatar, Kuwait, Oman, Bahrain, the Kingdom of Saudi Arabia and Lebanon.

Our Growth Strategies

We plan to continue to expand our restaurant footprint and drive revenue growth, improve margins and enhance our competitive positioning by executing on the following strategies:

Grow Our Restaurant Base

We believe we are in the early stages of our growth with 47 current restaurants, 35 in the US, 10 in Brazil and two in Mexico. Based on internal analysis and a study prepared by an independent third party, we believe there is long-term potential for more than 100 domestic restaurant sites, with additional new restaurants internationally, due to the broad appeal of our differentiated concept, attractive cash-on-cash returns, flexible real estate strategy and successful history of opening new restaurants. We have a long track record of successful new restaurant development, evidenced by having grown our restaurant count by a multiple of 10 since 2000 and at a 12.7% CAGR since 2010. We target cash-on-cash return returns in excess of 40% for new restaurant development by the end of the third full year of operation. We calculate our cash-on-cash return by dividing our restaurant contribution in the third year of operation by our initial investment costs (net of pre-opening costs and tenant allowances). We believe our concept has proven portability, with attractive AUVs and cash-on-cash returns across a diverse range of geographic regions, population densities and real estate settings.

We will continue to pursue a disciplined new restaurant growth strategy primarily in the US in both new and existing markets where we believe we are capable of achieving sales volumes and restaurant contribution margins that generate attractive cash-on-cash returns. We opened four restaurants during Fiscal 2016, including our second joint venture restaurant in Mexico City, which opened in October 2016. Over the next five years, we plan to increase our company-owned restaurant count by at least 10% annually, with North America being our primary market for new restaurant development. In addition, we plan to grow in other international markets.

•

Open New Restaurants in the United States. We believe the US can support a considerable number of additional Fogo de Chão restaurants and will continue to be our primary market for new restaurant development. Based on internal analysis and a study prepared by an independent third party, we believe there is long-term potential for more than 100 domestic sites across large- and mid-sized markets as well as urban and suburban locations that can support Fogo de Chão restaurants.

•

Open New Restaurants in Brazil. Based on analysis performed by our development team, we believe there is an opportunity to open additional restaurants in Brazil, the birthplace of Fogo de Chão. Over the next five years, we plan to opportunistically open new restaurants throughout the country as attractive real estate locations become available. In addition to providing attractive returns on invested capital, our operations in Brazil allow us to maintain our authentic and distinctive churrasco heritage and support the global growth of our brand.

•

Open New Restaurants in Other International Markets. We will selectively consider other international markets, as we believe attractive opportunities for opening new restaurants exist in large cities and business centers in certain international markets including Asia, Australia, Canada, Europe, the Middle East and South America. We will pursue growth in these markets through a combination of company-owned restaurant development and joint ventures, which we believe allows us to expand our brand with limited capital investment by us. In October 2016, we opened our second joint venture restaurant in Mexico City.

Our current restaurant investment model targets an average cash investment of $4.5 million per restaurant, net of tenant allowances and pre-opening costs, assuming an average restaurant size of approximately 8,500-10,000 square feet, an AUV of $7.0 million and a cash-on-cash return in excess of 40% by the end of the third full year of operation.

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

Grow Our Comparable Restaurant Sales

We believe the following strategies will allow us to grow our comparable restaurant sales:

•

Food and Beverage Innovation. We seek to introduce innovative items that we believe align with evolving consumer preferences and broaden our appeal, and we will continue to explore ways to increase the number of occasions for guests to visit our restaurants. In order to drive guest frequency and broaden the appeal of our menu, we have added our new Gaucho Lunch menu, Weekend Brazilian Brunch, seafood items and on-trend seasonal food and beverage offerings. Additionally, we believe there are significant day-part opportunities with our Bar Fogo concept, a “small plates” menu served at the bar, Happy Hour and special occasion menus.

•

Increase Our Per Person Average Spend. We believe there are opportunities to drive comparable restaurant sales growth through incremental food and beverage sales. For example, our guests may order a Malagueta Shrimp Cocktail or a Seafood Tower for larger groups in addition to our traditional prix fixe menu. Through Bar Fogo, we plan to generate incremental food sales as well as increase our alcohol sales by improving our guest experience in our bar.

•

Further Grow Our Large Group Dining Sales. We believe our differentiated dining experience, open restaurant layout, speed of service and compelling value proposition make us a preferred destination for group dining occasions of all types. We currently have the group sales manager positions at all of our US restaurants who introduce large group reception and meeting packages, which have generated significant momentum in group sales growth. We believe the investments we have made in our group sales business will continue to yield positive results.

•

Continue to Invest in Our Marketing to Drive Traffic. We will continue to invest in marketing and advertising to drive guest trial and frequency. We continue to introduce new marketing initiatives through various channels, including social, online, print, digital advertising, TV and radio media, with the intent to promote brand awareness. We will continue to harness word of mouth and grow our social media and e-mail marketing fan base through thoughtful planning, unique promotions and rich content that reward loyalty and increase guest engagement with our brand. We believe we drive repeat traffic by becoming our guests’ preferred upscale restaurant destination and believe targeted marketing investments that heighten awareness and increase trial and frequency reinforce the premium image of our brand and highlight the authenticity of our dining experience will continue to generate guest loyalty and promote brand advocacy.

•

Remodel Select Restaurants. We will continue to remodel select restaurants to enhance the guest experience, highlight our brand attributes and encourage guest trial and frequency. We also believe there are opportunities to optimize restaurant capacity and enhance merchandising to maximize sales per square foot.

Improve Margins by Leveraging Our Infrastructure and Investments in Human Capital

To support our future growth and improve our operations and management team, we continue to incrementally add positions to our corporate team in executive positions and key functional areas and have added local sales manager positions and assistant manager positions at the restaurant level. These hires have bolstered key functional areas and supported future growth initiatives including senior leadership, new restaurant site selection and analysis, new restaurant design, group dining, product innovation and in-restaurant employee training. In addition, we have implemented initiatives in our restaurants to improve labor productivity, which we believe will further enhance restaurant profitability and the guest experience. These investments and initiatives have yielded positive results and we believe we will continue to benefit from these investments as we grow our business in the long-term. Furthermore, we expect our general and administrative expenses to decrease as a percentage of total revenue over time as we are able to leverage these investments by growing revenue faster than our fixed cost base. In addition, we have made substantial investments in our IT systems, and we expect to utilize our IT infrastructure for continued improvements in operational efficiency and margins through the use of labor productivity and training tools.

Our Dining Experience

Our restaurants offer price optionality with several ways guests may choose to experience the restaurant. The most well-known is the Full Churrasco Experience; this is our prix fixe menu that includes two courses. Guests begin at the Market Table, which features a variety of gourmet side dishes, seasonal salads, Brazilian hearts of palm, fresh-cut vegetables, aged cheeses, smoked salmon and cured meats, and is available immediately after the guests are seated. The second course of the menu is the rodizio (meat) service. We offer a variety of cuts of beef, lamb, pork and chicken fire-roasted over open flames in the traditional Brazilian style. Gaucho chefs rotate through the dining room, with each server responsible for a single cut of meat that is carved table-side to guests’ specifications. Some of our most popular Brazilian style cuts include the picanha, our signature cut (a part of the sirloin), alcatra (cut from the top sirloin), new beef ancho (the prime part of the rib eye), fraldinha (bottom sirloin), linguica (robust pork sausages) and costela (beef ribs). Each guest has beside them a two-sided medallion with one side red and one side green. When a guest is ready to begin enjoying the various selections of meat they simply turn the medallion to green. This signals our gaucho chefs to visit that table and offer whatever cut of meat they are serving. Guests can pause the service at any time by turning the medallion to red and then back to green when they are ready to try additional selections, and can communicate to our gauchos any specific cut of meat they prefer. The medallion allows customization so the guest can control the pace and choice of meats. Each cut is carved by our gaucho chefs in a manner designed to both enhance the tenderness of each slice as well as meet our guests’ desired portion size and temperature. Finally, to complement the meats during the Full Churrasco Experience, a variety of sharable side dishes, including warm cheese bread, fried bananas and crispy polenta, are brought to each table and replenished throughout the meal. Our restaurants also offer a selection of traditional desserts, including papaya cream and tres leches.

In addition to our Full Churrasco Experience and à la carte seafood items, we recently launched new menu options such as Gaucho Lunch and Weekend Brazilian Brunch. Our Gaucho Lunch, available Monday through Friday at all US locations, allows our guests to start with the Market Table and then have the choice to add a single selection of meat at a lower price than the full lunch experience. We have expanded hours at our US locations and have rolled out our Weekend Brazilian Brunch on Saturdays and Sundays. Our Weekend Brazilian Brunch menu, which is priced less than the full dinner menu, includes the Full Churrasco Experience as well as some new signature brunch items.

Our menu options are enhanced by an award-winning wine list and a full bar complete with a selection of signature Brazilian drinks such as the caipirinha. We also offer Bar Fogo, a primarily “small-plates” menu offered at the bar designed to enhance our bar experience, increase alcohol sales and drive higher spend per guest. We believe there is substantial opportunity to increase guest frequency and spend per guest through continued menu innovation and further day-part expansion.

Site Selection and Development

New Restaurant Development

We will continue to pursue a disciplined restaurant growth strategy in markets where we believe we are capable of achieving sales volumes and restaurant contribution margins that achieve attractive cash-on-cash returns. Over the next five years, we plan to increase our company-owned restaurant count by at least 10% annually.

We view the US as our primary market for new restaurant development. Our restaurants perform well across a diverse range of geographic regions, population densities and real estate settings. Based on internal analysis and studies by an independent third party, we believe there is long-term potential for more than 100 sites in the US to support Fogo de Chão restaurants. In Brazil, we plan to opportunistically open new restaurants throughout the country over the next five years as attractive real estate locations become available. We will continue to selectively consider other international markets, as we believe attractive opportunities for opening new restaurants exist in Asia, Australia, Canada, Europe, Mexico, the Middle East and South America.

We will pursue international expansion beyond Brazil in large cities through a combination of company-owned restaurant development and joint ventures. We have developed a joint venture strategy to grow our restaurant base in new international jurisdictions by leveraging the capital and local market expertise of restaurant operating partners to enable us to enter these new markets efficiently. We opened our second joint venture restaurant in Mexico City in October 2016. We will pursue growth in Mexico and the Middle East through our joint venture relationships, which we believe allows us to expand our brand with limited capital investment by us.

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

Restaurant Management and Operations

Restaurant Organizational Structure

Each restaurant typically employs approximately 60 to 85 people. There are approximately 10 to 12 gaucho chefs per restaurant. Supporting the gaucho chefs are approximately 10 to 30 servers and approximately 10 to 30 bussers and kitchen staff as well as other operating personnel. Our gaucho chefs butcher, prepare, fire-roast and serve all our meats. Each restaurant has a general manager and two assistant managers, and some of our restaurants in the US employ a third assistant general manager to support growth. To promote authenticity, continuity of the churrasco culture and improved operations, most of our employees holding management-level positions and our general managers are former gaucho chefs.

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

We maintain very high standards for the gaucho chef position. Once selected, the employee must successfully complete an apprenticeship program of 18 to 24 months, which primarily consists of on-the-job training before being certified for the position. The training is not completed after this initial program, as we have implemented a program of continuous training and mentoring. We credit our stringent hiring and intense training practices for our ability to deliver a consistent and authentic product to our guests, which we believe differentiates us from our competition. These practices have also resulted in strong retention rates in our restaurants, with our gaucho chefs and our restaurant general managers who are some of our more tenured team members.

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

Group Sales

We believe our restaurants are preferred group dining venues because of the quality and variety of our menu offering, the efficiency of our service model in handling large groups and our attractive private dining areas. Group sales managers prospect for new business with local businesses and organizations and work with existing guests on larger event planning. We define large groups as reservations with more than 15 guests. Over the last two years, we invested in hiring group sales managers to support all of our US locations as well as select Brazil locations. We believe continued increases in our group sales business represents a growth opportunity.

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

Our ongoing information technology strategy and goals are centered around further transforming information technology into a growth-enabling function by upgrading our telecommunications infrastructure, increasing technical staff knowledge, creating a technology platform to support group sales growth and enabling productivity improvements for our restaurant locations.

Competition

The restaurant industry is highly competitive. The number, size and strength of our competitors vary widely by region. There are many different segments within the restaurant industry, which are distinguished based on the type of food, food quality, service, location, associated price-to-value relationship and overall dining experience. Our restaurants compete with a number of restaurants within their markets, both locally owned restaurants and other restaurants that are members of regional or national chains based on the quality and variety of our menu offering, our service model and our authentic Brazilian cuisine. Our competition continues to intensify as competitors increase the breadth and depth of their product offerings and open new restaurants. We compete in the full-service dining category with other Brazilian-style steakhouses and local and national upscale steakhouses such as Ruth’s Chris Steakhouse, Del Frisco’s, The Capital Grille, Smith & Wollensky and Morton’s The Steakhouse.

Our Employees

As of January 1, 2017, we had 3,154 employees, of which 3,053 were employed in our restaurants, including the group sales teams for each restaurant, and 101 were corporate personnel. None of our employees in the US are currently covered by a collective bargaining agreement though many of our employees in Brazil participate in industry-wide trade union programs. We have had no labor-related work stoppages, and we believe our relations with our employees are generally good.

Government Regulation

Our restaurants are subject to licensing and regulation by state and local health, safety, fire and other authorities, including licensing and regulation requirements for the sale of food and alcoholic beverages. Failure to obtain or retain food or other licenses would adversely affect the operations of restaurants. We believe we maintain the necessary restaurant, alcoholic beverage and retail licenses, permits and approvals. Our restaurants are subject in each state in which we operate to “dram shop” laws, which allow, in general, a person to sue us if that person was injured by an intoxicated person who was wrongfully served alcoholic beverages at one of our restaurants.

The development and construction of additional restaurants are also subject to compliance with applicable zoning, land use and environmental regulations. We are subject to federal, state and local laws and regulations concerning waste disposal, pollution, protection of the environment, and the presence, discharge, storage, handling, release and disposal of, and exposure to, hazardous or toxic substances. Our restaurants must comply with the applicable requirements of the Americans with Disabilities Act of 1990 (“ADA”) and related federal and state statutes which prohibit discrimination on the basis of disability with respect to public accommodations and employment.

Federal and state labor laws govern our relationship with our employees and affect our operating costs. These laws include minimum wage requirements, overtime, unemployment tax rates, workers’ compensation rates, citizenship requirements and sales taxes. We are subject to the Fair Labor Standards Act, the Occupational Safety and Health Act, the Immigration Reform and Control Act of 1986, the Patient Protection and Affordable Care Act (“PPACA”), and various federal and state laws governing such matters as minimum wages, overtime, tips, tip credits, employee breaks and other working conditions.

We are subject to federal and state laws and regulations relating to information security, privacy, cashless payments and consumer credit protection and fraud.

In addition to domestic government regulation, our international business is subject to the US Foreign Corrupt Practices Act of 1997 and the laws and regulations of other countries, including tax requirements, labor laws, union rules, immigration restrictions and procedures and anti-corruptions laws.

For a discussion of the potential impact on our business of a failure by us to comply with applicable domestic and international laws and regulations, see “Risk Factors — Risks Related to Our Business and Industry — Our business is subject to extensive regulation and we may incur additional costs or liabilities as a result of government regulation of our restaurants.” Changes in, or any failure to comply with, applicable laws or regulations could materially adversely affect our ability to operate our restaurants and/or increase our cost to do so, which could materially adversely affect our financial performance.

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

Risks Related to Our Business and Industry

The restaurant industry in general, and the specialty and fine-dining segment in particular, are affected by changes in economic conditions, which could negatively affect our guest traffic, business, financial condition and results of operations.

Dining at restaurants is a discretionary activity for consumers, and, therefore, we are subject to the effects of any economic conditions. Our restaurants cater to both business and social guests. Accordingly, our business is susceptible to economic factors that may result in reduced discretionary spending by our clientele. We also believe that consumers generally tend to make fewer discretionary expenditures, including for high-end restaurant meals, during periods of actual or perceived negative economic conditions. Changes in spending habits as a result of an economic slowdown, inflation or lower consumer confidence are likely to decrease the number of restaurant guests and average revenue per guest and put pressure on pricing, which would adversely affect our business and financial performance.

The US, Brazil or the specific markets in which we operate may suffer from depressed economic activity, recessionary economic cycles, higher fuel or energy costs, low consumer confidence, high levels of unemployment, reduced home values, increases in home foreclosures, investment losses, personal bankruptcies, reduced access to credit or other economic factors that may affect consumer discretionary spending. During the economic crisis and recession from late 2007 to mid-2009, our business was materially adversely affected by a significant decrease in revenues from our restaurants in the US and Brazil due to adverse economic conditions in those areas. Additionally, the Brazilian economy has been experiencing an economic recession since 2014. If negative economic conditions persist for a long period of time or become more pervasive, consumers might make long-lasting changes to their discretionary spending behavior, including dining out less frequently on a permanent basis and generating lower average check sizes at our restaurants. If restaurant revenue decreases, our profitability could decline as we spread fixed costs across a lower level of revenue. Reductions in staff levels, asset impairment charges and potential restaurant closures could result from prolonged negative restaurant sales. There can be no assurance that the macroeconomic environment or the regional economics in which we operate will improve significantly or that government stimulus efforts will improve consumer confidence, liquidity, credit markets, home values or unemployment, among other things.

The future performance of the economies in the US, Brazil and other specific markets in which we operate is uncertain and may be affected by economic, political and other factors that are beyond our control. These factors, which also affect consumer spending on restaurant meals, include, among others, national, regional and local economic conditions, levels of disposable consumer income, consumer confidence and the effects of geopolitical incidents. We believe that any negative developments relating to these factors, whether actual or perceived, could adversely impact our business and financial performance.

We face significant competition from other restaurant companies, which could adversely affect our business and financial performance and make it difficult to expand in new and existing markets.

We must compete successfully with other restaurant companies in existing or new markets in order to maintain and enhance our overall financial performance. The restaurant industry in the US, Brazil and other specific markets in which we operate is highly competitive in terms of price, quality of service, restaurant location, atmosphere, and type and quality of food. We compete with restaurant chains and independently owned restaurants (including, among others, churrascaria operators) for guests, restaurant locations and experienced management and staff. Some of our competitors have greater financial and other resources, have been in business for a longer period of time, have greater name recognition and are more established in the markets where we currently operate and where we plan to open new restaurants. Any inability to compete successfully with other restaurant companies may harm our ability to maintain or increase our revenue, force us to close one or more of our restaurants or limit our ability to expand our restaurant base. Restaurant closings would reduce our revenue and could subject us to significant costs, including severance payments to employees, write-downs of leasehold improvements, equipment, furniture and fixtures, and legal expenses. In addition, we could remain liable for remaining future lease obligations for any terminated restaurant locations.

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

Our Brazilian operations, our international joint ventures and any other future international operations, expose us to economic, regulatory and other risks associated with such countries.

We have long-standing operations in Brazil, where we now have 10 restaurants. Our Brazilian restaurants accounted for 14.8% of our revenues in Fiscal 2016, 16.4% in Fiscal 2015 and 23.7% in Fiscal 2014. We currently operate through joint ventures in Mexico and the Middle East and intend to expand into other international markets in the future. Our lack of experience in operating restaurants outside of the US and Brazil increases the risk that any international expansion efforts that we may undertake may not be successful. In addition, international operations, including our operations in Brazil, Mexico and the Middle East, subject us to a number of risks, including:

•	inflation and currency devaluations;
•	fluctuations in currency exchange rates;
•	foreign and legal regulatory requirements;
•	difficulties in managing and staffing international operations;

•	potentially adverse tax consequences, including complexities of international tax systems and restrictions on the repatriation of earnings;
•	expropriation or governmental regulation restricting foreign ownership or requiring divestiture;
•	increases in the cost of labor (as a result of unionization or otherwise);
•	the burdens of complying with different legal standards; and
•	political, social and economic conditions.

We are subject to the US Foreign Corrupt Practices Act of 1977 (“FCPA”), the US Treasury Department’s Office of Foreign Assets Control (“OFAC”) regulations, other US laws and regulations governing our international operations and similar laws in other countries. Any violation of the FCPA, OFAC regulations or other applicable anti-corruption laws, by us, our affiliated entities or their respective officers, directors, employees and agents could result in substantial fines, sanctions, civil and/or criminal penalties and curtailment of operations in certain jurisdictions and could adversely affect our financial condition, results of operations, cash flows or our availability of funds under our revolving line of credit. Further, detecting, investigating, and resolving actual or alleged violations is expensive and can consume significant time and attention of our management.

We depend on our joint venture partners to perform their obligations in Mexico and the Middle East. We also license certain of our trademarks to our Mexico and Middle East joint ventures for use in connection with operating the Fogo brand. If our partner fails to perform its obligations, or the licensee fails to maintain the quality of the goods and services used in connection with our trademarks, the value of our brand and our trademarks could potentially be harmed and negative publicity could also be associated with us.

If we are unable to account for these risks while operating abroad, our reputation and brand value could be harmed. The occurrence of any of these risks could negatively affect our current international operations and any future expansion into new geographic markets, which would have a material adverse effect on our business and results of operations.

We are a multinational organization faced with increasingly complex tax issues in the jurisdictions in which we operate, including in Brazil and Mexico, and we could be obligated to pay additional taxes in those jurisdictions.

As a multinational organization that operates in several jurisdictions, including the US, Brazil and Mexico, we may be subject to taxation in jurisdictions with increasingly complex tax laws, the application of which can be uncertain. The tax positions that we have taken or may take in the future may be subject to challenge on audit, and the authorities in these jurisdictions, including Brazil and Mexico, could successfully assert that we are obligated to pay additional taxes, interest and penalties. In addition, the amount of taxes we pay could increase substantially as a result of changes in the applicable tax principles, including increased tax rates, new tax laws or revised interpretations of existing tax laws and precedents, which could have a material adverse effect on our liquidity and operating results. The authorities could also claim that various withholding requirements apply to us or our subsidiaries or assert that benefits of tax treaties are not available to us or our subsidiaries, any of which could have a material impact on us and the results of our operations.

Brazilian economic, political and other conditions, and Brazilian government policies or actions in response to these conditions, may negatively affect our business, results of operations and financial performance, as well as the market price of our common stock.

The Brazilian economy has been characterized by frequent and occasionally extensive intervention by the Brazilian government and unstable economic cycles. The Brazilian government has often changed monetary, taxation, credit, tariff and other policies to influence the course of the country’s economy. For example, the government’s actions to control inflation have at times involved setting wage and price controls, imposing exchange controls and limiting imports into Brazil. Additionally, in 2015, a series of protests began in Brazil against the then current government and President, which resulted in a slight reduction in guest traffic. In 2016, the former President of Brazil was impeached and protests occurred in a number of cities in December 2016 in response to government austerity plans. Further, the Brazilian House of Representatives approved in late February 2017 legislation regulating the collection of tips in commercial establishments. The legislation has been approved by the President and we anticipate the effective date will be May 13, 2017. We are evaluating the potential impact of such legislation on our business and prospective results of operations.

We have no control over, and cannot predict, what policies or actions the Brazilian government may take in the future, including in response to protesting activities. These factors, as well as uncertainty over whether the Brazilian government may implement changes in policy or regulations relating to these factors, could adversely affect us and our business, results of operations, financial performance and the market price of our common stock. We cannot predict what policies may be implemented by the Brazilian federal or state governments and whether these policies will negatively affect our business, financial condition, results of operations and prospects.

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

The Brazilian currency has historically been subject to significant exchange rate fluctuations in relation to the US dollar and other currencies and has been devalued frequently over the past four decades. These exchange rate movements have been attributable to economic conditions in Brazil, Brazilian governmental policies and actions, developments in global foreign exchange markets and other factors. The Real depreciated 14.3% against the US dollar during Fiscal 2014 and depreciated further by 48.5% during Fiscal 2015. The Real strengthened in relation to the US dollar 17.3% during Fiscal 2016. Our reported consolidated results of operations have periodically been affected by the strength of the US dollar relative to the Brazilian Real and further appreciation of the US dollar in the future periods could affect adversely our consolidated results of operations in those periods. Disruptions in financial markets may also result in significant changes in foreign exchange rates in relatively short periods of time which further increases the risk of an adverse currency effect. We do not currently use financial derivatives or hedging agreements to manage our currency exposure. In the future, we may choose to use a combination of natural hedging techniques and financial derivatives to protect against foreign currency exchange rate risks. However, such activities may be ineffective or may not offset more than a portion of the adverse financial effect resulting from foreign currency variations.

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

Additionally, the terms of our Credit Agreement, dated as of June 18, 2015, among Brasa (Holdings) Inc., as Borrower, Brasa (Purchaser) Inc., as Holdings, Wells Fargo Bank, National Association, as Administrative Agent and Swing Line Lender, Wells Fargo Bank, National Association and JPMorgan Chase Bank, N.A. as L/C Issuers and the other lenders party thereto (“2015 Credit Facility”) include a number of restrictive covenants that impose restrictions on our subsidiaries’ ability to, among other things, make certain restricted payments, including dividends to us.

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

Our success depends, in considerable part, on the popularity of our menu offerings and the overall dining experience provided to guests by our restaurants. Any shift in consumer preferences away from our restaurant concept could negatively affect our financial performance. The restaurant industry is characterized by the continual introduction of new concepts and is subject to rapidly changing consumer preferences, tastes and dining habits. Our sales could be impacted by shifts in consumer preferences arising from dietary concerns relating to calories, sodium or carbohydrates. There can be no assurance that consumers will continue to regard churrascaria-inspired or steakhouse-based food favorably or that we will be able to develop new products that appeal to consumer preferences. Our business, financial condition and results of operations depend in part on our ability to anticipate, identify and respond to changing consumer preferences. Any failure by us to anticipate and respond to changing guest preferences could make our restaurants less appealing and adversely affect our business.

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

Our future financial performance will depend on our ability to execute our business strategy—in particular, to open new restaurants on a profitable basis. We currently operate 35 restaurants in the US, 10 restaurants in Brazil and two joint venture restaurants in Mexico. We opened four restaurants during Fiscal 2016, including our second joint venture restaurant in Mexico City, which opened in October 2016. Over the next five years, we plan to increase our company-owned restaurant count by at least 10% annually, with North America being our primary market for new restaurant development. In addition, we plan to grow in Brazil as well as other international markets, however there is no guarantee that we will be able to increase the number of our restaurants in North America or in international markets. Our ability to successfully open new restaurants is, in turn, dependent upon a number of factors, many of which are beyond our control, including:

•	finding and securing quality locations on acceptable financial terms;
•	complying with applicable zoning, land use, environmental and other governmental regulations;
•	obtaining, for an acceptable cost, required permits and approvals;
•	having adequate financing for construction, opening and operating costs;
•	controlling construction and equipment costs for new restaurants;
•	weather, natural disasters and disasters beyond our control resulting in delays;

•	hiring, training and retaining management and other employees necessary to meet staffing needs; and
•	successfully promoting new restaurants and competing in the markets in which these are located.

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

The number and timing of new restaurants opened during any given period, and their associated contribution to operating growth, may be negatively impacted by a number of factors including, without limitation:

•	identification and availability of appropriate locations that will increase the number of restaurant guests and sales per unit;
•	inability to generate sufficient funds from operations or to obtain acceptable financing to support our development;
•	recruitment and training of qualified operating personnel in the local market;
•	availability of acceptable lease arrangements;
•	construction and development cost management;
•	timely delivery of the leased premises to us from our landlords and punctual commencement and completion of our buildout construction activities;
•	delays due to the customized nature of our restaurant concepts and decor, construction and pre-opening processes for each new location;
•	obtaining all necessary governmental licenses and permits, including our liquor licenses, on a timely basis to construct or remodel and operate our restaurants;
•	inability to comply with certain covenants under our 2015 Credit Facility that could limit our ability to open new restaurants;
•	consumer tastes in new geographic regions and acceptance of our restaurant concept;
•	competition in new markets, including competition for restaurant sites; unforeseen engineering or environmental problems with the leased premises;
•	adverse weather during the construction period; anticipated commercial, residential and infrastructure development near our new restaurants; and
•	other unanticipated increases in costs, any of which could give rise to delays or cost overruns.

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

We purchase substantial quantities of beef, including Angus Beef® (and its equivalent in Brazil), which is subject to significant price fluctuations due to conditions affecting livestock markets, weather, feed prices, industry demand and other factors. Our meat costs in the United States and Brazil accounted for approximately 52.2%, 54.4% and 54.7% of our total food and beverage costs during Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively. If the price for beef increases in the future and we choose not to pass, or cannot pass, these increases on to our guests, our operating margins could decrease significantly. In addition, if key beef items become unavailable for us to purchase, our revenue could decrease.

We may experience higher operating costs, including increases in supplier prices and employee salaries and benefits, which could adversely affect our financial performance.

Our ability to maintain consistent quality throughout our restaurants depends, in part, upon our ability to acquire fresh food products, including substantial quantities of beef, and related items from reliable sources in accordance with our specifications and in sufficient quantities. We have pricing agreements in place with a few suppliers for our beef purchases and for the purchase of certain other commodities in the US and short term contracts with a limited number of suppliers for the distribution of our other food purchases and other supplies for our restaurants. We do not have any supply agreements or pricing agreements in place in Brazil, and therefore we are subject to risks of shortages and price fluctuations with respect to our food purchases for our restaurants in Brazil. Our largest suppliers of beef in the US and Brazil accounted for 95%, 94%, and 75% of our beef purchases in 2016, 2015, and 2014, respectively. Our dependence on a limited number of suppliers subjects us to risks of shortages, delivery interruptions and price fluctuations. If our suppliers do not perform adequately or otherwise fail to distribute supplies to our restaurants, we may be unable to replace them in a short period of time on acceptable terms. Any inability to so replace suppliers could increase our costs or cause shortages at our restaurants of food and other items that may cause us to remove popular items from a restaurant’s menu or temporarily close a restaurant, which could result in a loss of guests and, consequently, revenue during the time of the shortage and thereafter, if our guests change their dining habits as a result.

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

Our ability to maintain consistent price and quality throughout our restaurants depends in part upon our ability to acquire specified food products and supplies in sufficient quantities from third-party vendors, suppliers and distributors at a reasonable cost. We rely on US Foods, Inc. (“US Foods”) as one of our primary distributors in the United States. In Fiscal 2016, Fiscal 2015 and Fiscal 2014, we spent approximately 75%, 74%, and 72%, respectively, of our food and beverage costs in the US on products and supplies procured from US Foods. Our agreement with US Foods may be terminated by either us or US Foods upon 60 days’ written notice. We do not control the businesses of our vendors, suppliers and distributors, and our efforts to specify and monitor the standards under which they perform may not be successful. Furthermore, certain food items are perishable, and we have limited control over whether these items will be delivered to us in appropriate condition for use in our restaurants. If any of our vendors, suppliers or distributors are unable to fulfill their obligations to our standards, or if we are unable to find replacement providers in the event of a supply or service disruption, we could encounter supply shortages and incur higher costs to secure adequate supplies, which could materially adversely affect our business, financial condition and results of operations. We do not have any supply agreements or distribution agreements in Brazil that have concentration on one vendor.

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

In recent years, a number of restaurant companies, including our company, have been subject to lawsuits and other claims, including class action lawsuits, alleging violations of federal and state law governing workplace and employment matters such as various forms of discrimination, tip pooling, wrongful termination, harassment and similar matters and violations of fair credit reporting requirements. A number of these lawsuits and claims against other companies have resulted in various penalties, including the payment of substantial damages by the defendants. In addition, lawsuits by employees or on behalf of our employees are common in Brazil after termination of employment and we have been subject to a number of such lawsuits. Insurance may not be available at all or in sufficient amounts to cover all liabilities with respect to these matters. Accordingly, we may incur substantial damages and expenses resulting from claims and lawsuits, which would increase our operating costs, decrease funds available for the development of our business and result in charges to our income statements resulting in decreased profitability or net losses. Employee claims against us also create not only legal and financial liability but negative publicity that could adversely affect us and divert our financial and management resources that would otherwise be used to benefit the future performance of our operations.

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

We are also required to comply with the standards mandated by the ADA, which generally prohibits discrimination in accommodation or employment based on disability. We may in the future have to modify restaurants or our operations to make reasonable accommodations for disabled persons. While these expenses could be material, our current expectation is that any such actions will not require us to expend substantial funds.

The costs of operating our restaurants may increase in the event of changes in laws governing minimum hourly wages, working conditions, predictive scheduling, overtime and tip credits, health care, workers’ compensation insurance rates, unemployment tax rates, sales taxes or other laws and regulations, such as those governing access for the disabled (including the ADA). If any of these costs were to increase and we were unable or unwilling to pass on such costs to our guests by increasing menu prices or by other means, our business and results of operations could be negatively affected.

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

All but two of our restaurants in the US are located in leased premises and all of our restaurants in Brazil are located in leased premises. Many of our current leases in the US are non-cancelable and usually have terms ranging from 10 to 20 years, with renewal options for terms ranging from five to 10 years. We anticipate that leases that we enter into in the future in the US will also be long-term and non-cancelable and have similar renewal options. If we were to close or fail to open a restaurant at a leased location, we would generally remain committed to perform our obligations under the applicable lease, which could include, among other things, payment of the base rent and a percentage of common area operating expenses for the balance of the lease term. Our obligation to continue making rental payments and fulfilling other lease obligations under leases for closed or unopened restaurants could have a material adverse effect on our business and results of operations. Lease rates in Brazil are periodically readjusted and the rent amounts are not predetermined as they are in the US. If the landlord and we cannot agree on an adjusted rate, the dispute is submitted to a judicial resolution process. As a result, our lease rates in Brazil are subject to more volatility than those in the US and we may not always be able to predict these rates due to the unpredictable nature of the judicial resolution process, which could be unfavorable to us.

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

Our rent expense accounted for approximately 7.3%, 6.8% and 6.4% of our revenue in Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively. We expect that new restaurants will typically be leased by us under operating leases. Substantial operating lease obligations could have significant negative consequences, including:

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

Our success depends on securing desirable restaurant locations.

The success of any restaurant depends in substantial part on its location. There can be no assurance that the current locations of our restaurant will continue to be attractive as demographic patterns change. Neighborhood or economic conditions where stores are located could decline in the future, thus resulting in potentially reduced sales in those locations. Competition for restaurant locations can also be intense and there may be delay or cancellation of new store developments by our franchise partners, which may be exacerbated by factors related to the commercial real estate or credit markets. If we cannot obtain desirable locations for our restaurant at reasonable prices due to, among other things, higher than anticipated acquisition, construction and/or development costs of new locations, difficulty negotiating leases with acceptable terms, onerous land use or zoning restrictions, or challenges in securing required governmental permits, then our ability to open new restaurants and our ability to meet our growth expectations may be adversely affected.

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

Under the minimum wage laws in most jurisdictions in the US, we are permitted to pay certain hourly employees a wage that is less than the base minimum wage for general employees because these employees receive tips as a substantial part of their income. As of January 1, 2017, approximately 35.8% of our employees in the US earn this lower minimum wage in their respective locations as tips constitute a substantial part of their income. If federal, state or local governments change their laws to require that all employees be paid the general employee minimum base wage regardless of supplemental tip income, our labor costs would increase substantially. Our labor costs would also increase if the minimum base wage increases. In addition, several states and localities in which we operate and the federal government have from time to time enacted minimum wage increases, changes to eligibility for overtime pay, paid sick leave and mandatory vacation accruals, and similar requirements and these changes could increase our labor costs. We may be unable or unwilling to increase our prices in order to pass increased labor costs on to our guests, in which case our operating margins would be adversely affected. Also, although none of our employees in the US are currently covered under collective bargaining agreements, many of our employees in Brazil participate in industry-wide trade union programs. Additionally, our employees in the US may elect or attempt to be represented by labor unions in the future. If a significant number of our employees were to become unionized and collective bargaining agreement terms were significantly different from our current compensation arrangements, it could adversely affect our business, financial condition and results of operations.

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

Immigration and work permit laws and regulations in the US are subject to changes, both in substance as well as in the application of standards and enforcement. Immigration and work permit laws and regulations can be significantly affected by political considerations and economic conditions in the US. Immigration reform continues to attract significant attention in the public arena, the US Congress and the White House Administration. If new immigration or work permit legislation is enacted or executive orders are issued, such laws and orders may contain provisions that could increase our costs in recruiting, training and retaining employees and increase our costs of complying with federal law in reviewing employees’ immigration status. Furthermore, increased enforcement efforts with respect to existing immigration laws and orders by governmental authorities may disrupt a portion of our workforce or our operations. We have been, and may in the future be, unable to obtain visas or work permits to bring necessary employees to the US for any number of reasons including, among others, limits set by the US Department of Homeland Security or the US Department of State. The Department of Homeland Security’s Bureau of Citizenship & Immigration Services (USCIS, formerly INS) began to narrow its interpretation of L-1B visa eligibility as to all corporate petitioners in 2007 and 2008. Beginning in 2009, the USCIS ceased approving our L-1B visas and recommended that the petitions of 10 then current L-1B visa holders be revoked.

We contested the adverse actions before USCIS, and then sued USCIS in US District Court. The US District Court affirmed the USCIS denials in 2013, but we appealed that determination, and on October 21, 2014, the US Court of Appeals for the D.C. Circuit granted our appeal, reversed the USCIS denial, and remanded the representative L-1B petition in question to the district court, with instructions to vacate the denial and to remand to USCIS for further consideration in light of the Court’s correction of USCIS’s factual and legal adjudication errors. USCIS reopened the matter pursuant to the D.C. Circuit’s remand order. On June 12, 2015, USCIS again denied the L-1B petition. On August 7, 2015, we filed a complaint for declaratory and mandamus relief in the US District Court for the District of Columbia seeking to overturn the latest USCIS denial and effectuate the prior holding of the D.C. Circuit. On September 26, 2016, the District Court ruled that the USCIS improperly disregarded substantial evidence as our evidence was adequate to conclude that the gaucho churrasqueiro position involves specialized knowledge but that we did not provide enough evidence that a particular individual completed our training program. Neither we nor the government appealed this determination. We therefore intend to file new L-1B petitions for our gauchos in the near future, but we have no assurances at this point that USCIS will follow the recent district court determination.

Due to the current climate and uncertainty relative to the process of requesting and obtaining L-1B visas, as well as recent denials of certain requests, we will continue to explore all available legal means to bring employees from Brazil to work in our restaurants in the US. Recent executive orders by the new US administration have created additional uncertainty regarding our ability to bring employees from Brazil to work in our restaurants. Continued compliance with existing US or foreign immigration laws or changes in such laws, making it more difficult to hire foreign nationals or limiting our ability to retain visas or work permits for current employees in the US, could materially adversely affect our expansion strategy and, more generally, our business and financial performance.

The effect of changes to healthcare laws in the United States may increase the number of employees who choose to participate in our healthcare plans, which may significantly increase our healthcare costs and negatively impact our financial results.

In 2010, the PPACA was signed into law in the US to require health care coverage for many uninsured individuals and expand coverage to those already insured. We currently offer and subsidize a portion of comprehensive healthcare coverage, primarily for our salaried employees. The healthcare reform law currently requires us to offer healthcare benefits to all full-time employees (including full-time hourly employees) who meet certain minimum requirements of coverage and affordability, or face penalties. If we elect to offer such benefits we may incur substantial expense. If we fail to offer such benefits, or the benefits we elect to offer do not meet the applicable requirements, we may incur penalties. The healthcare reform law also requires individuals to obtain coverage or face individual penalties, so employees who are currently eligible but elect not to participate in our healthcare plans may find it more advantageous to do so when such individual mandates take effect. It is also possible that by making changes or failing to make changes in the healthcare plans offered by us we will become less competitive in the market for our labor. Finally, implementing the requirements of healthcare reform is likely to impose additional administrative costs. The costs and other effects of these new healthcare requirements cannot be determined with certainty, but they may significantly increase our healthcare coverage costs and could materially adversely affect our business, financial condition and results of operations.

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

Furthermore, a number of states, counties and cities have enacted menu labeling laws requiring multi-unit restaurant operators to disclose certain nutritional information to guests, or have enacted legislation restricting the use of certain types of ingredients in restaurants. Among those are California and New York City, although we believe the PPACA is intended to pre-empt conflicting state or local laws on nutritional labeling.

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

Changes to estimates related to our property, fixtures and equipment, goodwill or operating results that are lower than our current estimates at certain restaurant locations may cause us to incur impairment charges, which may adversely affect our results of operations.

In accordance with accounting guidance as it relates to the impairment of long-lived assets, we make certain estimates and projections with regard to individual restaurant operations, as well as our overall performance, in connection with our impairment analyses for long-lived assets. When impairment triggers are deemed to exist for any location, the estimated undiscounted future cash flows are compared to its carrying value. If the carrying value exceeds the undiscounted cash flows, an impairment charge equal to the difference between the carrying value and the fair value is recorded. Additionally, we test our reporting units for impairment of goodwill annually. We compare the fair value of the reporting unit, estimated using a combination of methodologies, to its carrying amount and, if the carrying amount of a reporting unit's goodwill exceeds its fair value, we would measure the impairment loss. The projections of future cash flows, and application of other methodologies, used in these analyses require the use of judgment and a number of estimates and projections of future operating results. If actual results differ from our estimates, additional charges for asset impairments may be required in the future. If future impairment charges are significant, our reported operating results would be adversely affected.

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

In February 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-02, “Leases (Topic 842).” The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The new standard could have a significant impact on our consolidated balance sheet as we will likely record material assets and obligations for current operating leases. We are currently evaluating the impact that adoption could have on our consolidated statement of income but the recognition of liabilities for our lease obligations could negatively impact our financial results.

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

As of January 1, 2017, we had federal and state net operating loss carryforwards of approximately $12.7 million and $9.4 million, respectively, including federal general business credits of approximately $10.8 million. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” its ability to use its prechange net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. In general, an “ownership change” generally occurs if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We experienced an ownership change in the past and may experience ownership changes in the future as a result of future transactions in our stock, some of which may be outside our control. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards, or other prechange tax attributes, to offset US federal and state taxable income may be subject to significant limitations. As of January 1, 2017, none of the operating loss or general business credit carryforwards are subject to limitation. Our current net operating loss and general business credit carryforwards will begin to expire in 2033 and 2032 respectively.

The amount of money that we have borrowed and may, in the future borrow, may adversely affect our financial condition and operating activities.

Our 2015 Credit Facility provides for a $250.0 million revolving credit facility (the “Revolving Credit Facility”). The loans under the Revolving Credit Facility mature on June 24, 2020.

As of January 1, 2017, we had total aggregate principal amount of outstanding debt of $150.0 million, $4.9 million in outstanding letters of credit and $95.1 million of available borrowing capacity remaining under our 2015 Credit Facility. Our 2015 Credit Facility and any other debt incurred in the future, may have important consequences to holders of our common stock, including the following:

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

Our 2015 Credit Facility limits our ability to engage in these types of transactions even if we believed that a specific transaction would contribute to our future growth or improve our results of operations. Our 2015 Credit Facility requires us to meet specified financial and operating results and maintain compliance with specified financial ratios. We are required to maintain a maximum Total Rent Adjusted Leverage Ratio (as defined under our 2015 Credit Facility), at levels that vary until maturity, and a minimum Consolidated Interest Coverage Ratio (as defined under our 2015 Credit Facility), which, beginning with the third quarter ended September 27, 2015, were 5.50 to 1 and 2.00 to 1, through the fourth quarter of Fiscal 2016. Starting in Fiscal 2017 and through Fiscal 2018, the Total Rent Adjusted Leverage Ratio may not be greater than 5.25 to 1 and the ratio will further reduce to 5.00 to 1 in Fiscal 2019 through maturity. Starting in Fiscal 2017, the Consolidated Interest Coverage Ratio may not be less than 2.00 to 1 through maturity. As of the date hereof, we were in compliance with our 2015 Credit Facility’s financial covenants. However, breach of these provisions or failure to comply with these financial ratios could result in a default under the 2015 Credit Facility, in which case our lenders would have the right to declare borrowings to be immediately due and payable. Our lenders may also accelerate payment of borrowings upon the occurrence of certain change of control events relating to us. If we are unable to repay borrowings when due, whether at maturity or following a default or change of control event, our lenders would have the right to take or sell assets pledged as collateral to secure the indebtedness. Any such actions taken by our lenders or other creditors would have a material adverse effect on our business and financial condition.

Risks Related to Ownership of Our Common Stock

The THL Funds have a substantial ownership interest in our common stock. Conflicts of interest may arise because some of our directors are principals of the THL Funds.

The THL Funds collectively beneficially own approximately 79.1% of our outstanding common stock. As a consequence, the THL Funds are able to control matters requiring stockholder approval, including the election of directors, a merger, consolidation or sale of all or substantially all of our assets, and any other significant transaction. The interests of the THL Funds may not always coincide with our interests or the interests of our other stockholders.

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

We are not required to have a majority of independent directors on our board of directors and our compensation committee and nominating and corporate governance committee does not consist entirely of independent directors and are not subject to annual performance evaluations. If we are no longer eligible to rely on the controlled company exception, we will seek to comply with all applicable NASDAQ corporate governance requirements, but we will be able to rely on phase-in periods for certain of these requirements in accordance with NASDAQ rules. Accordingly, our stockholders may not have the same protections afforded to stockholders of companies that are subject to all NASDAQ corporate governance requirements.

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

We have an aggregate of 1.4 million shares of common stock authorized but unissued and not reserved for issuance under our equity incentive plans. We may issue all of these shares of common stock without any action or approval by our stockholders, subject to certain exceptions. Any common stock issued in connection with our equity incentive plans, the exercise of outstanding stock options or otherwise would dilute the percentage ownership held by our stockholders.

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

We previously identified material weaknesses in our internal control over financial reporting. Although the identified material weaknesses have been remediated, we may identify additional material weaknesses in the future or otherwise fail to maintain effective internal control over financial reporting, which may result in material misstatements of our financial statements or cause us to fail to meet our reporting obligations.

We are required to make a formal assessment of the effectiveness of our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) and to comply with the SEC’s rules implementing Section 302 and 404 of the Sarbanes-Oxley Act, that require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of internal control over financial reporting. Pursuant to the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until the later of the year following our first annual report required to be filed with the SEC or the date we are no longer an emerging growth company, which may be up to five full fiscal years following our initial public offering.

In connection with the audit of our financial statements for Fiscal 2013, the period from May 24, 2012 to December 30, 2012, and the period from January 2, 2012 to July 20, 2012, we and our independent registered public accounting firm identified material weaknesses in internal control over financial reporting. Our previously disclosed material weaknesses related to the following have been remediated as of January 1, 2017:

•

design an effective control environment with sufficient personnel with the appropriate level of accounting knowledge, experience and training to assess the completeness and accuracy of the technical accounting matters, principally related to accounting for business combinations and accounting for modifications of debt instruments;

•	have a sufficient number of accounting personnel to allow for appropriate segregation of duties or thorough review and supervision of our financial closing process; and

•

design, maintain or implement effective control activities to adequately review and account for transactions that arise in the normal course of business, which limited our ability to make accounting decisions and to detect and correct accounting errors.

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

We cannot be certain that other material weaknesses and control deficiencies will not be discovered in the future. If our efforts are not successful or other material weaknesses or control deficiencies occur in the future, we may be unable to report our financial results accurately on a timely basis or help prevent fraud, which could cause our reported financial results to be materially misstated and result in the loss of investor confidence or delisting and cause the market price of our common stock to decline.

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

As a public company, we are obligated to develop and maintain proper and effective internal control over financial reporting, and any failure to maintain the adequacy of internal control may adversely affect investor confidence in our company and, as a result, the value of our common shares.

The Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and disclosure controls and procedures quarterly. In particular, beginning with our fiscal year ended on January 1, 2017, we are required to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of Sarbanes-Oxley. Section 404 of Sarbanes-Oxley also generally requires an attestation from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. However, for as long as we remain an "emerging growth company" as defined in the JOBS Act, we intend to utilize the provision exempting us from the requirement that our independent registered public accounting firm provide an attestation on the effectiveness of our internal control over financial reporting.

During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. We cannot assure you that there will not be material weaknesses or other deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or other deficiency in our internal control over financial reporting once that firm begins its Section 404 audits of internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common shares could decline, and we could be subject to sanctions or investigations by the SEC, the NASDAQ or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We operate 35 restaurants in the US, 10 restaurants in Brazil and two joint venture restaurants in Mexico. We operate a variety of restaurant formats, including in-line and free-standing locations. Our restaurants range in size from approximately 7,000 to 16,000 square feet, with seating from 200 to 500 guests. We plan to open restaurants that will range from approximately 8,500 to 10,000 square feet per restaurant and may vary depending on site specific opportunities.

We currently lease all of our restaurants except for two locations. Our US leases generally have initial terms of between 10 and 20 years and can be extended generally in five-year increments. All of our leases in the US require a fixed annual rent, and many require the payment of additional rent if restaurant sales exceed a negotiated amount. Our leases in Brazil typically have terms shorter than our US leases and our rental payments may be subject to review by Brazilian courts. Generally, our leases are “net” leases, which require us to pay all of the cost of insurance, taxes, maintenance and utilities. We generally cannot cancel these leases at our option.

In addition, we lease approximately 17,000 square feet of office space in Dallas, Texas which we use as our corporate headquarters. This lease expires December 31, 2017. We intend to relocate our corporate headquarters to a site in Plano, Texas upon the expiration of the current lease. We utilize approximately 4,600 square feet of office space above our Santo Amaro restaurant in São Paulo for our corporate office in Brazil.

The general location and opening year for each of our restaurants are set forth below:

United States				International
Location	Year Opened	Location	Year Opened	Location	Year Opened
Addison, TX*	1997	Boston, MA	2012	São Paulo, Moema	1986
Houston, TX*	2000	San Diego, CA	2013	São Paulo, Santo Amaro	1987
Atlanta, GA	2001	Rosemont, IL	2013	São Paulo, Vila Olimpia	2003
Chicago, IL	2002	New York, NY	2013	Belo Horizonte, Sevassi	2006
Beverly Hills, CA	2005	San Jose, CA	2014	Brasilia	2007
Washington, D.C.	2005	Portland, OR	2014	Salvador	2008
Philadelphia, PA	2006	Los Angeles, CA	2014	Rio de Janeiro, Botafogo	2011
Minneapolis, MN	2007	San Juan, Puerto Rico	2015	São Paulo, Center Norte	2012
Baltimore, MD	2007	Summerlin, NV	2015	São Paulo, Jardins	2013
Austin, TX	2007	The Woodlands, TX	2015	Rio de Janeiro, Barra	2015
Indianapolis, IN	2008	San Francisco, CA	2015
Miami Beach, FL	2008	New Orleans, LA	2015	Mexico City (Polanco)	2015**
Scottsdale, AZ	2008	Naperville, IL	2016	Mexico City (Santa Fe)	2016**
Kansas City, MO	2009	King of Prussia, PA	2016
Denver, CO	2009	Dunwoody, GA	2016
San Antonio, TX	2009	Tysons, VA	2017
Las Vegas, NV	2011	Dallas, TX	2017
Orlando, FL	2012

*	Indicates restaurant on property owned by the Company.
**	Indicates joint venture restaurant.

Item 3. Legal Proceedings.

Since opening our first location in the US in 1997, we have brought churrasqueiros, or gaucho chefs, to the US from Brazil utilizing the L-1B “specialized knowledge” visa which generally permits an employee to remain in the US for up to five years. We also utilize the L-1A “intracompany manager” visa for our employees who qualify. The L-1A visa generally permits an employee to remain in the US for up to seven years. The Department of Homeland Security’s Bureau of Citizenship & Immigration Services (“USCIS,” formerly INS) began to narrow its interpretation of L-1B visa eligibility as to all corporate petitioners in 2007. Beginning in 2009, the USCIS ceased approving our L-1B visas and recommended that the petitions of 10 then current L-1B visa holders be revoked. We contested the adverse actions before USCIS, and then sued USCIS in US District Court. The US District Court affirmed the USCIS denials in 2013, but we appealed that determination, and on October 21, 2014, the US Court of Appeals for the D.C. Circuit granted our appeal, reversed the USCIS denial, and remanded the representative L-1B petition in question to the district court, with instructions to vacate the denial and to remand to USCIS for further consideration in light of the Court’s correction of USCIS’s factual and legal adjudication errors. USCIS reopened the matter pursuant to the D.C. Circuit’s remand order. On June 12, 2015, USCIS again denied the L-1B petition. On August 7, 2015, we filed a complaint for declaratory and mandamus relief in the US District Court for the District of Columbia seeking to overturn the latest USCIS denial and effectuate the prior holding of the D.C. Circuit. The government answered our complaint on October 13, 2015, and the parties then filed cross-motions for summary judgment. On September 26, 2016, the District Court ruled that the USCIS improperly disregarded substantial evidence as our evidence was adequate to conclude that the gaucho churrasqueiro position involves specialized knowledge but that we did not provide enough evidence that a particular individual completed our training program. Neither we nor the government appealed this determination. We intend to file new L-1B visa petitions in the near future.

The Union of Workers in Hotels, Apart-Hotels, Motels, Flats, Restaurants, Bars, Snack Bars and Similar in Săo Paulo and the Region (the “Union of Workers”) brought claims in 2011 on behalf of certain employees of one of our Săo Paulo restaurants asserting that the restaurant charged mandatory tips and did not properly calculate compensation payable to or for the benefit of those employees. The claims were initially dismissed in 2011 but the union pursued various appeals of its claims. A regional labor court rendered a decision in 2014 that partially granted one of the union appeals and ordered the restaurant to make unquantified payments based on its determination that the restaurant charged mandatory tips. At that time, the restaurant recorded a reserve of R$100,000 (Brazilian Real), the amount established by the judge for the calculation of court fees. The restaurant appealed to the superior labor court, which did not grant the appeal. The decision of the regional labor court became final in November 2015 and the claims were remitted to the first labor court to proceed with the next phase of the matter. The Company is currently engaged in the delivery of documents and information to, and negotiations with, the union. At this time, the Company does not know how many employees could be affected or the relevant time period for, or the appropriate method of, calculating any amounts that may be payable. In light of the foregoing and the inherent uncertainties involved in Brazilian labor matters, we are currently unable to reasonably estimate the possible loss or a range of possible losses that may result from the union’s claims; however, an adverse outcome could materially and adversely affect the Company’s financial condition, results of operations or cash flows in any particular reporting period. The Union of Workers also represents certain employees of our other four locations in Săo Paulo. The Union of Workers negotiated a new collective agreement applicable for the period 2015 through 2017. Based on the terms of the new agreement, the Company believes that the Union of Workers should not now be able to assert the same claims on behalf of employees of the four Săo Paulo restaurants that were not covered by the prior decision. Nonetheless, in light of the inherent uncertainties involved in Brazilian labor matters, there can be no assurance that the Union of Workers will not pursue such claims and, if so, that such claims would be rejected; an adverse outcome could materially and adversely affect the Company’s financial condition, results of operations or cash flows in any particular reporting period.

We are currently involved in other claims, investigations and legal actions that arise in the ordinary course of our business, including claims and investigations resulting from employment-related matters. None of these matters, many of which are covered by insurance, has had a material effect on us. We are not party to any material pending legal proceedings and are not aware of any claims that could have a material adverse effect on our business, financial condition, results of operations or cash flows. However, a significant increase in the number of these claims or an increase in amounts owing under successful claims could materially and adversely affect our business, financial condition, results of operations or cash flows.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has traded on the NASDAQ Global Select Market under the symbol “FOGO” since it began trading on June 19, 2015. Our initial public offering was priced at $20.00 per share on June 18, 2015. The following table sets forth, for the periods indicated, the high and low sales prices per share for our common stock as quoted by the Nasdaq Global Select Market:

Fiscal Year Ended January 1, 2017	High	Low
First Quarter (January 4, 2016 - April 3, 2016)	$16.95	$13.40
Second Quarter (April 4, 2016 - July 3, 2016 )	$17.89	$12.00
Third Quarter (July 4, 2016 - October 2, 2016)	$14.18	$10.51
Fourth Quarter (October 3, 2016 - January 1, 2017)	$14.95	$10.50

Fiscal Year Ended January 3, 2016	High	Low
Second Quarter (June 19, 2015 - June 28, 2015)	$27.19	$21.85
Third Quarter (June 29, 2015 - September 27, 2015)	$23.94	$15.86
Fourth Quarter (September 28, 2015 - January 3, 2016)	$17.20	$14.12

The closing sale price of a share of our common stock, as reported by the Nasdaq Global Select Market, on March 10, 2017, was $14.05. As of March 10, 2017, there were 32 holders of record of our common stock, not including beneficial owners of shares registered in nominee or street name.

Performance Graph

The following performance graph compares the quarterly dollar change in the cumulative shareholder return on our common stock with the cumulative total returns of the S&P Smallcap 600 Index, the Nasdaq Composite Index and the NRN Restaurant Index. This graph assumes a $100 investment in our common stock on June 19, 2015 (the date when our common stock first started trading) and in each of the forgoing indices on each of the dates indicated, and assumes the reinvestment of dividends, if any. The indices are included for comparative purposes only. They do not necessarily reflect management's opinion that such indices are an appropriate measure of the relative performance of our common stock. This graph is furnished and not "filed" with the Securities and Exchange Commission and it is not "soliciting material", and should not be incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in such filing.

	Jun 18, 2015	Jun 29, 2015	Sep 28, 2015	Jan 4, 2016	Apr 4, 2016	Jul 5, 2016	Oct 3, 2016	Jan 3, 2017
Fogo de Chão, Inc.	$100.00	$111.05	$78.05	$71.15	$80.70	$65.15	$53.30	$71.75
S&P Smallcap 600 Index	$100.00	$97.50	$87.67	$89.15	$92.54	$95.17	$102.54	$114.66
Nasdaq Composite Index	$100.00	$96.60	$88.53	$95.52	$95.30	$93.96	$103.27	$105.77
NRN Restaurant Index	$100.00	$98.88	$97.62	$101.09	$109.44	$104.85	$103.46	$102.74

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

The following tables set forth the Company’s selected financial data for the periods indicated. The statement of operations data for the fiscal years ended January 1, 2017, January 3, 2016 and  December 28, 2014 and the balance sheet data as of January 1, 2017 and January 3, 2016 have been derived from our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. The statement of operations data for the fiscal year ended December 29, 2013 and for the periods from May 24, 2012 to December 30, 2012 and January 2, 2012 to July 20, 2012 (Predecessor) and the balance sheet data as of December 28, 2014, December 29, 2013 and December 30, 2012 have been derived from our historical audited consolidated financial statements, which are not included in this report. Financial information in the Predecessor period principally relates to Fogo de Chão Churrascaria (Holdings) LLC and its subsidiaries. From May 24, 2012 to July 20, 2012, the Company had no activities other than the incurrence of transaction costs related to the Acquisition.

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

					Successor	Predecessor
	Fiscal Year Ended				May 24 to	January 2 to
	January 1,	January 3,	December 28,	December 29,	December 30,	July 20,
	2017	2016	2014	2013	2012	2012
	(52 weeks)	(53 weeks)	(52 weeks)	(52 weeks)	(31 weeks)	(29 weeks)
Statement of Operations Data
(in thousands, except share and per share amounts)
Revenue	$288,296	$271,634	$262,280	$219,239	$93,844	$108,516
Restaurant operating costs:
Food and beverage costs	82,145	80,062	78,330	67,002	29,381	34,512
Compensation and benefit costs(a)	66,376	60,224	54,673	46,860	21,125	22,348
Occupancy and other operating expenses (excluding depreciation and amortization)	54,001	46,153	44,156	36,703	15,478	18,061
Total restaurant operating costs	202,522	186,439	177,159	150,565	65,984	74,921
Marketing and advertising costs	7,132	6,618	5,585	6,188	2,342	2,488
General and administrative costs(b)	20,576	32,566	21,419	18,239	8,143	10,229
Pre-opening costs	3,580	4,858	1,951	4,764	1,119	1,359
Acquisition costs	—	—	—	—	11,988	6,963
Loss on extinguishment/modification of debt	—	5,991	3,090	6,875	—	7,762
Non-cash impairment charges	320	—	—	—	—	—
Depreciation/amortization and other	15,750	12,180	11,684	8,618	3,567	4,957
Total costs and expenses	249,880	248,652	220,888	195,249	93,143	108,679
Income (loss) from operations	38,416	22,982	41,392	23,990	701	(163)
Other income (expense):
Interest expense, net(c)	(2,179)	(9,119)	(17,121)	(22,354)	(10,908)	(7,359)
Other income (expense), net	(18)	(34)	(7)	(101)	(20)	(68)
Total other income (expense), net	(2,197)	(9,153)	(17,128)	(22,455)	(10,928)	(7,427)
Income (loss) before income taxes	36,219	13,829	24,264	1,535	(10,227)	(7,590)
Income tax expense (benefit)	11,957	(14,168)	6,991	2,472	(1,195)	1,294
Net income (loss)	24,262	27,997	17,273	(937)	(9,032)	(8,884)
Less: Net income (loss) attributable to noncontrolling interest	(175)	132	(282)	—	—	—
Net income (loss) attributable to Fogo de Chão, Inc.	$24,437	$27,865	$17,555	$(937)	$(9,032)	$(8,884)
Earnings (loss) per common share attributable to Fogo de Chão, Inc.(d):
Basic	$0.87	$1.09	$0.77	$(0.04)	$(0.40)	*
Diluted	$0.85	$1.06	$0.76	$(0.04)	$(0.40)	*
Weighted average common shares outstanding(d):
Basic	28,119,196	25,519,312	22,697,106	22,554,969	22,527,219	*
Diluted	28,822,616	26,324,115	23,016,461	22,554,969	22,527,219	*

	As of	As of	As of	As of	As of
	January 1,	January 3,	December 28,	December 29,	December 30,
	2017	2016	2014	2013	2012
Consolidated Balance Sheet Data
(in thousands)
Cash and cash equivalents	$31,275	$24,919	$19,387	$16,010	$9,582
Total assets(e)	522,395	484,577	476,183	480,841	458,584
Total long-term debt, including current portion	150,000	165,000	243,045	252,283	239,246
Total equity	292,859	252,554	155,459	150,322	164,283

*	Not applicable.
(a)

For the fiscal year ended January 3, 2016, includes $1.4 million of compensation expense recognized upon the closing of the IPO attributable to the vesting of stock options. See Note 11 to the Consolidated Financial Statements.

(b)

For the fiscal year ended January 3, 2016, includes the $7.5 million fee paid to an affiliate of THL as a result of the termination of advisory services agreement. See Note 19 to the Consolidated Financial Statements. For the fiscal year ended January 3, 2016, includes $4.3 million of compensation expense recognized upon the closing of the IPO attributable to the vesting of stock options. See Note 11 to the Consolidated Financial Statements.

(c)

In connection with the IPO we refinanced our existing credit facility (the “2012 Credit Facility”) and entered into a new credit facility (the “2015 Credit Facility”). Upon the closing of the IPO, we drew down on the 2015 Credit Facility and used that borrowing along with the proceeds from the IPO and repaid the outstanding debt on the 2012 Credit Facility. See Note 10 to the Consolidated Financial Statements.

(d)

In connection with the closing of the IPO, the Company effected a stock split pursuant to which each share held by the holder of common stock was reclassified into 25.4588 shares. All share and per share data have been retroactively restated to give effect to the stock split.

(e)

For all periods presented, reflects impact of adoption of Accounting Standards Update 2015-17, “Balance Sheet Classification of Deferred Taxes (Topic 740).” See Note 2 to the Consolidated Financial Statements.

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

We operate on a 52- or 53-week fiscal year that ends on the Sunday that is closest to December 31 of that year. Each fiscal year generally comprises four 13-week fiscal quarters, although in the years with 53 weeks the fourth quarter represents a 14-week period. References to Fiscal 2016 relate to our 52-week fiscal year ended January 1, 2017. References to Fiscal 2015 relate to our 53-week fiscal year ended January 3, 2016. References to Fiscal 2014 relate to our 52-week fiscal year ended December 28, 2014.

Overview

Fogo de Chão (fogo-dee-shoun) is a leading Brazilian steakhouse, or churrascaria, which has specialized for more than 37 years in fire-roasting high-quality meats utilizing the centuries-old Southern Brazilian cooking technique of churrasco. We deliver a distinctive and authentic Brazilian dining experience through the combination of our high-quality Brazilian cuisine and our differentiated service model known as espeto corrido (Portuguese for “continuous service”) delivered by our churrasqueiros, which we refer to as our gaucho chefs. We offer our guests a variety of menu choices including our most popular offering the Full Churrasco Experience as well Gaucho Lunch, Weekend Brazilian Brunch and Bar Fogo menu items. The Full Churrasco Experience, our prix fixe menu, provides the opportunity to experience a variety of meats including beef, lamb, pork and chicken, simply seasoned and carefully fire-roasted to expose their natural flavors as well as a selection of fresh seasonal salads and specialty items at the Market Table.

Growth Strategies and Outlook

Our growth is based on the following strategies:

•	Grow our restaurant base;
•	Grow our comparable restaurant sales; and
•	Improve margins by leveraging our infrastructure and investments in human capital.

We believe we are in the early stages of our growth with 47 current restaurants, 35 in the US, including our newest domestic restaurant that we opened in Uptown Dallas, TX in February 2017, 10 in Brazil and two joint venture restaurants in Mexico. Based on internal analysis and a study prepared by an independent third party, we believe there is a long-term growth potential for more than 100 domestic sites, with additional new restaurants internationally. We have a long track record of successful new restaurant development, having grown our restaurant count by a multiple of 10 since 2000, and at a 12.7% CAGR since 2010. While new restaurants are expected to be a key driver of our growth, we believe positive comparable restaurant sales growth and margin expansion through leveraging our infrastructure will also contribute to strong future growth.

Restaurant Development

Restaurant openings reflect the number of new restaurants opened during a particular reporting period. We opened four restaurants during Fiscal 2016, including our second joint venture restaurant in Mexico City, which opened in October 2016. Over the next five years, we plan to increase our company-owned restaurant count by at least 10% annually, with North America being our primary market for new restaurant development. In addition, over the next five years, we plan to opportunistically open  new restaurants in Brazil as attractive real estate locations become available. We will pursue growth in international markets through a combination of company-owned restaurants and joint ventures, which we believe allows us to expand our brand with limited capital investment by us. The actual number and timing of new restaurant openings is subject to a number of factors outside of the Company's control including, but not limited to, weather conditions and factors under the control of landlords, contractors and regulatory/licensing authorities.

	Fiscal Year
	2016	2015	2014
Restaurant Activity
Beginning of Period	41	34	31
Openings	4	7	3
Closings	—	—	—
Restaurants at end of period	45	41	34

Key Events

2016 Summer Olympics

Rio de Janeiro hosted the 2016 Summer Olympics which were held during the third quarter of Fiscal 2016. As a result, we estimate our two Rio de Janeiro restaurants contributed approximately $1.4 million of incremental revenue, as compared to Fiscal 2015.

Commodity Pricing

We experienced lower and stable beef prices in Fiscal 2016, which allowed us to improve food costs as compared to Fiscal 2015. However, in Fiscal 2016 the food-at-home (grocery store or supermarket food items) CPI in the US decreased 1.3% as compared to Fiscal 2015 which marked the first annual decline since 1967.

Exchange Rate Impact

We experienced significant foreign currency impact during Fiscal 2016 and Fiscal 2015 due to fluctuations of the Brazilian Real relative to the US dollar. When the US dollar strengthens compared to the Brazilian Real, it has a negative impact on our Brazilian operating results upon translation of those results into US dollars for the purposes of consolidation. We anticipate continued foreign currency volatility throughout Fiscal 2017 with respect to the Brazilian Real. See “Supplemental Selected Constant Currency Information” on page 56 for the exchange rate impact on current financial periods.

Recent Events in Brazil

In the first quarter of Fiscal 2015 a series of protests began in Brazil against the Brazilian government and its President. The initial protests occurred in cities throughout Brazil, including Rio de Janeiro and São Paolo, and continued throughout the remainder of Fiscal 2015. In March 2016 there were additional anti-government and anti-corruption protests throughout Brazil. During the latter half of Fiscal 2016, the former President of Brazil was impeached and protests occurred in a number of cities in response to government austerity plans. As a result of the protests and political unrest, our restaurants in Brazil experienced reduced guest traffic in Fiscal 2016 and Fiscal 2015. It is possible that further protests or other social unrest, political activity or political instability may occur in Brazil, which could impact our guest traffic, thereby affecting our revenue and net income. In addition to the uncertain political environment and events discussed above, Brazil continues to suffer from a protracted economic recession that negatively impacts our guests.

Factors Affecting the Comparability of our Operating Results

52 vs. 53 Week Fiscal Year

Fiscal 2016 and Fiscal 2014 contained 52 weeks whereas Fiscal 2015 contained 53 weeks. We estimate the 53rd week in Fiscal 2015 contributed approximately $6.8 million of incremental revenue, as compared to Fiscal 2016 and Fiscal 2014. While certain expenses that were directly related to the incremental revenue increased, other expenses, such as fixed costs, were incurred on a calendar basis.

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

Certain share-based awards granted from 2012 through 2015 include vesting conditions that require both (i) completion of a four or five-year vesting period and (ii) satisfaction of a Liquidity Event, as defined in the applicable award agreement. Under the terms of those agreements, a Liquidity Event is defined as the earlier to occur of (i) a change in control transaction or (ii) an initial public offering. Upon the closing of the IPO, options for the purchase of 783,606 shares of common stock vested as a result of the satisfaction of the Liquidity Event vesting condition. The Company recognized $5.7 million of compensation expense associated with these options during the second quarter of Fiscal 2015.

Termination of the Advisory Services Agreement

As a result of the IPO, we terminated our Advisory Services Agreement with an affiliate of Thomas H. Lee Partners, L.P. and paid a one-time non-recurring payment of $7.5 million in connection with the termination during the second quarter of Fiscal 2015. While we have benefitted from savings on management fees that we incurred as a private company, these benefits have been offset by the incremental costs we incurred as a public company such as legal, accounting, insurance and other compliance costs.

2015 Credit Facility

Concurrently with the consummation of our IPO, we refinanced our 2012 Credit Facility and entered into a new $250.0 million revolving credit facility (the “2015 Credit Facility”). Loans under the 2015 Credit Facility bear interest at a base rate plus a margin ranging from 0.50% to 1.50% or at LIBOR plus a margin ranging from 1.50% to 2.50% and will mature in 2020. The 2015 Credit Facility contains customary affirmative, negative and financial covenants applicable to us and certain of our subsidiaries, including financial maintenance covenants requiring us to maintain a maximum Total Rent Adjusted Leverage Ratio and a minimum Consolidated Interest Coverage Ratio (each as defined in the underlying credit facility agreement). Starting in Fiscal 2017 and through Fiscal 2018, the Total Rent Adjusted Leverage Ratio may not be greater than 5.25 to 1 and the ratio will further reduce to 5.0 to 1 in Fiscal 2019, through maturity. The Consolidated Interest Coverage Ratio may not be less than 2.00 to 1. Borrowings under the 2015 Credit Facility may vary significantly from time to time depending on our cash needs at any given time. Upon the consummation of our IPO we drew $165.0 million under the 2015 Credit Facility and used those borrowings, along with the net proceeds from our IPO, to repay the outstanding indebtedness under the 2012 Credit Facility. We recorded a loss of $6.0 million on the extinguishment of the 2012 Credit Facility during the second quarter of Fiscal 2015.

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

New Restaurant Openings

Our ability to successfully open new restaurants and expand our restaurant base is critical to adding revenue capacity to meet our goals for growth. New restaurant openings contribute additional operating weeks and revenue to our business. Before a new restaurant opens, we incur pre-opening costs, as described below. New restaurants often open with an initial start-up period of sales volatility. Operating margins tend to stabilize within twelve months of opening. New restaurants typically experience normal inefficiencies in the form of higher food, labor and other direct operating expenses and, as a result, restaurant contribution margins are generally lower during the start-up period of operation. To achieve our goal to successfully open new restaurants, we consider a number of factors including macro and micro economic conditions, availability of appropriate locations, competition in local markets, and the availability of teams to manage new locations. The actual number and timing of new restaurant openings is subject to a number of factors outside of our control including, but not limited to, weather conditions and factors under the control of landlords, contractors and regulatory/licensing authorities.

Comparable Restaurant Sales

We consider a restaurant to be comparable during the first full fiscal quarter following the eighteenth full month of operations. We adjust the sales included in the comparable restaurant calculation for restaurant closures, primarily as a result of remodels, so that the periods will be comparable. Changes in comparable restaurant sales reflect changes in sales for the comparable group of restaurants over a specified period of time. Changes in comparable sales reflect changes in guest count trends as well as changes in average check per person, as described below. For Fiscal 2016, Fiscal 2015 and Fiscal 2014, there were 35, 29 and 27 restaurants, respectively, in our calculations of comparable restaurant sales. This measure highlights performance of existing restaurants, as the impact of new restaurant openings is excluded.

Average Check Per Person

Average check per person is calculated by dividing total comparable restaurant sales by comparable restaurant guest counts for a given time period. Average check per person is influenced by menu prices and menu mix. Management uses this indicator to analyze trends in guests’ preferences, the effectiveness of menu offerings and per guest expenditures.

Average Unit Volumes

We measure average unit volumes (“AUVs”) on an annual (52-week) basis. In fiscal years with 53 weeks, we exclude the 53rd week from the AUV calculation for consistency purposes. AUVs consist of the average sales of all restaurants that have been open for a trailing 52-week period or longer. We adjust the sales included in AUV calculations for restaurant closures. This measurement allows us to assess changes in consumer spending patterns at our restaurants and the overall performance of our restaurant base.

Guest Counts

Guest counts are measured by the number of entrées ordered at our restaurants over a given time period. Examples of our entrées include our Full Churrasco Experience, à la carte seafood items, and Gaucho Lunch.

Restaurant Contribution and Restaurant Contribution Margin

Restaurant contribution is defined as revenue less restaurant operating costs (which include food and beverage costs, compensation and benefits costs, and occupancy and certain other operating costs but exclude depreciation and amortization expense). Restaurant contribution margin is defined as restaurant contribution as a percentage of revenue. Restaurant contribution and restaurant contribution margin are supplemental measures of operating performance of our restaurants and our calculations thereof may not be comparable to those reported by other companies. Restaurant contribution and restaurant contribution margin are neither required by, nor presented in accordance with GAAP. Restaurant contribution and restaurant contribution margin have limitations as analytical tools, and you should not consider them in isolation or as substitutes for analysis of our results as reported under GAAP. A reconciliation of restaurant contribution to revenue for Fiscal 2016 compared to Fiscal 2015 is provided on page 51 and for Fiscal 2015 compared to Fiscal 2014 on page 54.

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

Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA is defined as net income before interest, taxes and depreciation and amortization plus the sum of certain operating and non-operating expenses, including pre-opening costs, losses on modifications and extinguishment of debt, share-based compensation costs, management and consulting fees, non-cash impairment charges, one-time costs associated with the 2015 IPO, retention agreement costs, and other non-cash or similar adjustments. Adjusted EBITDA margin represents Adjusted EBITDA as a percentage of revenue. By monitoring and controlling our Adjusted EBITDA and Adjusted EBITDA margin, we can gauge the overall profitability of our company. Adjusted EBITDA and Adjusted EBITDA margin are supplemental measures of our performance that are neither required by, nor presented in accordance with, GAAP. Adjusted EBITDA and Adjusted EBITDA margin are not measurements of our financial performance under GAAP and should not be considered as an alternative to net income (loss), operating income or any other performance measures derived in accordance with GAAP or as an alternative to cash flows from operating activities as a measure of our liquidity. In addition, in evaluating Adjusted EBITDA and Adjusted EBITDA margin, you should be aware that in the future we will incur expenses or charges such as those added back to calculate Adjusted EBITDA. Our presentation of Adjusted EBITDA and Adjusted EBITDA margin should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

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

Adjusted EBITDA and Adjusted EBITDA margin have limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are (i) it does not reflect our cash expenditures, future requirements for capital expenditures or contractual commitments, (ii) it does not reflect changes in, or cash requirements for, our working capital needs, (iii) it does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debt, (iv) although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA and Adjusted EBITDA margin do not reflect any cash requirements for such replacements, (v) it does not adjust for all non-cash income or expense items that are reflected in our statements of cash flows, (vi) it does not reflect the impact of earnings or charges resulting from matters we consider not to be indicative of our ongoing operations, and (vii) other companies in our industry may calculate this measure differently than we do, limiting its usefulness as a comparative measure. A reconciliation of Adjusted EBITDA to net income is provided on page 55.

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

General and Administrative Costs

General and administrative costs are comprised of costs related to certain corporate and administrative functions that support development and restaurant operations. These expenses are generally fixed and reflect management, supervisory and staff salaries, employee benefits and bonuses, share-based compensation, travel expense, information systems, training, corporate rent, technology, market research, and professional and consulting fees, including fees related to the implementation of, and compliance with, Section 404 of the Sarbanes-Oxley Act. We measure general and administrative costs by tracking general and administrative costs as a percentage of revenue.

Pre-opening Costs

Pre-opening costs are costs incurred prior to, and directly associated with, opening a restaurant, and primarily consist of manager salaries, relocation costs, recruiting expenses, employee payroll and related training costs for new employees, including rehearsal of service activities, as well as straight-line lease costs incurred prior to opening. In addition, pre-opening costs include public relations costs incurred prior to opening. We typically start incurring pre-opening costs four to six months prior to opening and these costs tend to increase four weeks prior to opening as we begin training activities.

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

Results of Operations

The following tables summarize key components of our consolidated results of operations for the periods indicated, both in dollars and as a percentage of revenue:

Fiscal 2016 (52 Weeks) Compared to Fiscal 2015 (53 Weeks)

(dollars in thousands)

	Fiscal 2016		Fiscal 2015		Increase / (Decrease)
	Dollars	%(a)	Dollars	%(a)	Dollars	%(b)	%(c)
Revenue
US Restaurant	$245,381	85.1%	$227,073	83.5%	$18,308	8.1%	1.6%
Brazil Restaurant	42,753	14.8%	44,425	16.4%	(1,672)	(3.8%)	(1.6%)
Other	162	0.1%	136	0.1%	26	*	*
Total revenue	288,296	100.0%	271,634	100.0%	16,662	6.1%	*
Restaurant operating costs
Food and beverage costs	82,145	28.5%	80,062	29.5%	2,083	2.6%	(1.0%)
Compensation and benefit costs	66,376	23.0%	60,224	22.2%	6,152	10.2%	0.8%
Occupancy and other operating expenses (excluding depreciation and amortization)	54,001	18.7%	46,153	17.0%	7,848	17.0%	1.7%
Total restaurant operating costs	202,522	70.2%	186,439	68.6%	16,083	8.6%	1.6%
Marketing and advertising costs	7,132	2.5%	6,618	2.4%	514	7.8%	0.1%
General and administrative costs	20,576	7.1%	32,566	12.0%	(11,990)	(36.8%)	(4.9%)
Pre-opening costs	3,580	1.2%	4,858	1.8%	(1,278)	(26.3%)	(0.6%)
Loss on extinguishment of debt	—	0.0%	5,991	2.2%	(5,991)	(100.0%)	(2.2%)
Non-cash impairment charges	320	0.1%	—	0.0%	320	*	*
Depreciation and amortization	15,729	5.5%	12,471	4.6%	3,258	26.1%	0.9%
Other operating (income) expense, net	21	0.0%	(291)	(0.1%)	(312)	*	(0.1%)
Total costs and expenses	249,880	86.7%	248,652	91.5%	1,228	0.5%	(4.8%)
Income from operations	38,416	13.3%	22,982	8.5%	15,434	67.2%	4.8%
Other income (expense):
Interest expense, net	(4,387)	(1.5%)	(9,975)	(3.7%)	(5,588)	(56.0%)	(2.2%)
Interest income	2,208	0.8%	856	0.3%	1,352	157.9%	(0.5%)
Other income (expense), net	(18)	0.0%	(34)	0.0%	(16)	*	0.0%
Total other income (expense), net	(2,197)	(0.8%)	(9,153)	(3.4%)	(6,956)	(76.0%)	(2.6%)
Income before income taxes	36,219	12.6%	13,829	5.1%	22,390	*	7.5%
Income tax expense (benefit)	11,957	4.1%	(14,168)	(5.2%)	26,125	(184.4%)	9.3%
Net income	24,262	8.4%	27,997	10.3%	(3,735)	(13.3%)	(1.9%)
Less: Income (loss) attributable to noncontrolling interest	(175)	(0.1%)	132	0.0%	*	*	*
Net income attributable to Fogo de Chão, Inc.	$24,437	8.5%	$27,865	10.3%	$(3,428)	(12.3%)	(1.8%)

(a)	Calculated as a percentage of total revenue.
(b)	Calculated percentage increase / (decrease) in dollars.
(c)	Calculated increase / (decrease) in percentage of total revenue.
*	Not meaningful.

Revenue

Total revenue increased due to a $27.6 million increase in revenue from new restaurants opened in Fiscal 2016 and Fiscal 2015 and a $1.4 million increase in revenue attributable to the 2016 Summer Olympics, offset by the 53rd week impact of $6.8 million, a $4.2 million decrease in comparable restaurant revenue and an unfavorable foreign exchange impact of $1.4 million. Total comparable restaurant sales decreased 0.6%.

US restaurant revenue increased due to a $26.5 million increase in revenue from new restaurants opened in Fiscal 2016 and Fiscal 2015, offset by the 53rd week impact of $6.0 million and a $2.3 million decrease in comparable restaurant revenue. US comparable restaurant sales decreased 0.6%.

Brazil restaurant revenue decreased due to a $1.9 million decrease in comparable restaurant revenue, an unfavorable foreign exchange impact of $1.4 million and the 53rd week impact of $0.8 million, offset by a $1.4 million increase in revenue attributable to the 2016 Summer Olympics and a $1.1 million increase in revenue from new restaurants opened in Fiscal 2016 and Fiscal 2015. Brazil comparable restaurant sales decreased 0.5%.

Other revenue includes gift card breakage revenue recognized by our US operating segment during Fiscal 2016 and Fiscal 2015 related to gift cards whose likelihood of redemption was determined to be remote.

Food and Beverage Costs

Food and beverage costs increased due to a $7.5 million increase in food and beverage costs from non-comparable restaurants. However, the increase was offset by a $3.1 million decrease in comparable restaurant food and beverage costs, a $1.8 million reduction due to the impact of the 53rd week in Fiscal 2015 and a favorable foreign exchange impact of $0.5 million. As a percentage of total revenue, total food and beverage costs decreased primarily due to reductions in protein commodity pricing, improvements in mix shift with the introduction of seasonal menu offerings and waste reduction efforts.

Compensation and Benefit Costs

Compensation and benefit costs increased due to a $9.3 million increase in non-comparable restaurant labor expenses and a $0.2 million increase in comparable restaurant labor expenses, offset by a $1.7 million decrease in cumulative share-based compensation expense primarily recognized in conjunction with the IPO in Fiscal 2015, a $1.4 million reduction due to the impact of the 53rd week in Fiscal 2015 and a favorable foreign exchange impact of $0.2 million. As a percentage of total revenue, total compensation and benefits costs increased due to inefficiencies associated with new restaurant openings as our management teams become more accustomed to predicting, managing and servicing the sales volumes of their new restaurants. The increase is also being driven by investments in third managers as well as increases in minimum wages and group health insurance claims.

Occupancy and Other Operating Expenses

Occupancy and other operating expenses increased primarily due to a $6.7 million increase in non-comparable restaurant expenses and a $2.0 million increase in comparable restaurant expenses, offset by a $0.6 million reduction due to the impact of the 53rd week in Fiscal 2015 and a favorable foreign exchange impact of $0.3 million. As a percentage of total revenue, total occupancy and other operating costs increased as a result of increased fixed occupancy costs on lower revenue.

Marketing and Advertising Costs

Marketing and advertising costs increased due to a larger revenue base and additional advertising expenses. As a percentage of total revenue, total marketing and advertising expenses were essentially flat.

General and Administrative Costs

General and administrative costs decreased due to the 2015 recognition of cumulative share-based compensation during the second quarter triggered by the IPO in the amount of $4.3 million, as well as a one-time charge of $7.5 million for the disposition of the Advisory Services Agreement with an affiliate of THL in connection with the IPO and a $1.2 million decrease in corporate compensation expense. These decreases were offset by a $0.3 million increase in insurance, a $0.3 million increase in corporate travel and a $0.2 million increase in tax consulting expenses. As a percentage of total revenue, total general and administrative costs decreased as a result of lapping IPO related expenses from Fiscal 2015.

Pre-opening Costs

Pre-opening costs decreased due to the timing of new restaurant development. During Fiscal 2016 we opened four restaurants and had an additional three restaurants under construction at year-end that are due to open in Fiscal 2017. During Fiscal 2015 we opened seven restaurants and had an additional restaurant under construction at year-end that opened during the first quarter of Fiscal 2016.

Loss on Extinguishment of Debt

During the second quarter of Fiscal 2015 we paid-off our 2012 Credit Facility with the proceeds from the IPO plus proceeds from the 2015 Credit Facility. As a result, we wrote off unamortized loan costs and unamortized original issue discounts, and paid a pre-payment penalty of $0.3 million for a total loss on the extinguishment of $6.0 million.

Non-cash Impairment Charges

During Fiscal 2016, we recognized a $0.3 million non-cash impairment charge related to the reduction in the carrying value of an underperforming restaurant in Brazil.

Interest Expense

Interest expense, net of capitalized interest, decreased due to a reduction in the average outstanding principal balance owed and a reduction in interest rates following the extinguishment of the 2012 Credit Facility that occurred during the second quarter of Fiscal 2015.

Interest Income

Interest income increased due to increased cash and cash equivalents in Brazil and favorable interest rates earned on those balances.

Income Tax Expense (Benefit)

We recognized income tax expense in Fiscal 2016 as compared to an income tax benefit in Fiscal 2015. The increase in income tax expense from Fiscal 2015 is primarily attributable to the change in assertion with respect to undistributed foreign earnings and the release of a valuation allowance during the second quarter of Fiscal 2015. We had historically provided deferred taxes under ASC 740-30-25, formerly APB 23, for the presumed repatriation to the US earnings from our Brazilian subsidiaries. In June 2015, we asserted that undistributed net earnings of our Brazilian subsidiaries would be indefinitely reinvested in operations outside the US. This was primarily driven by a reduction in debt service costs on a forward basis as a result of the IPO. Additionally, future US cash projections and our intent to continue investing in restaurants in foreign jurisdictions with cash generated in those jurisdictions, drove our decision to make the assertion. We also made the decision to release our valuation allowance against our net deferred tax asset. The decision to release the valuation allowance was triggered in conjunction with the IPO. Reduced debt service costs and historic cumulative earnings (US pretax income plus permanent tax differences) were all sources of positive evidence that led us to believe that it was more likely than not that we would be able to realize our net deferred tax assets.

Our consolidated effective tax rate varies from the federal statutory rate of 35% primarily due to foreign earnings being subjected to taxation at lower tax rates, FICA tax credits, state income taxes, and nondeductible equity-based compensation.

Restaurant Contribution

(dollars in thousands)

	Fiscal 2016		Fiscal 2015		Increase / (Decrease)
	Dollars	%(a)	Dollars	%(a)	Dollars	%(b)	%(c)
Revenue
US Restaurant	$245,381	85.1%	$227,073	83.5%	$18,308	8.1%	1.6%
Brazil Restaurant	42,753	14.8%	44,425	16.4%	(1,672)	(3.8%)	(1.6%)
Other	162	0.1%	136	0.1%	26	*	*
Total revenue	$288,296	100.0%	$271,634	100.0%	$16,662	6.1%	*
Restaurant operating costs
US	$173,264	70.6%	$156,558	68.9%	$16,706	10.7%	1.7%
Brazil	29,258	68.4%	29,881	67.3%	(623)	(2.1%)	1.1%
Total restaurant operating costs	$202,522	70.2%	$186,439	68.6%	$16,083	8.6%	1.6%
Restaurant contribution
US	$72,117	29.4%	$70,515	31.1%	$1,602	2.3%	(1.7%)
Brazil	13,495	31.6%	14,544	32.7%	(1,049)	(7.2%)	(1.1%)
Other	162	*	136	*	26	*	*
Total restaurant contribution	$85,774	29.8%	$85,195	31.4%	$579	0.7%	(1.6%)

(a)	Calculated as a percentage of total revenue or segment revenue where applicable.
(b)	Calculated percentage increase / (decrease) in dollars.
(c)	Calculated increase / (decrease) in percentage of total revenue or segment revenue where applicable.
*	Not meaningful.

As a percentage of revenue, total restaurant contribution decreased due to a 1.7% increase in occupancy and other operating expenses and a 0.8% increase in compensation and benefit costs, offset by a 1.0% decrease in food and beverage costs.

As a percentage of US restaurant revenue, restaurant contribution margin decreased due to a 1.7% increase in occupancy and other operating expenses due to increased fixed occupancy costs, and a 0.9% increase in compensation and benefit costs due to inefficiencies associated with new restaurant openings, investments in third managers, and increases in minimum wages and group health insurance claims, offset by a 0.9% decrease in food and beverage costs due to reductions in protein commodity pricing and improvements in mix shift with the introduction of seasonal menu offerings.

As a percentage of Brazil restaurant revenue, restaurant contribution margin decreased due to a 2.0% increase in occupancy and other operating expenses due to increased fixed occupancy costs, offset by a 0.6% decrease in food and beverage costs due to waste reduction efforts and a 0.2% decrease in compensation and benefit costs due to a decrease in share-based compensation expense.

Other revenue includes gift card breakage revenue recognized by our US operating segment related to gift cards whose likelihood of redemption was determined to be remote.

Fiscal 2015 (53 Weeks) Compared to Fiscal 2014 (52 Weeks)

(dollars in thousands)

	Fiscal 2015		Fiscal 2014		Increase / (Decrease)
	Dollars	%(a)	Dollars	%(a)	Dollars	%(b)	%(c)
Revenue
US Restaurant	$227,073	83.5%	$199,131	76.0%	$27,942	14.0%	7.5%
Brazil Restaurant	44,425	16.4%	62,270	23.7%	(17,845)	(28.7%)	(7.3%)
Other	136	0.1%	879	0.3%	(743)	*	*
Total revenue	271,634	100.0%	262,280	100.0%	9,354	3.6%	*
Restaurant operating costs
Food and beverage costs	80,062	29.5%	78,330	29.9%	1,732	2.2%	(0.4%)
Compensation and benefit costs	60,224	22.2%	54,673	20.8%	5,551	10.2%	1.4%
Occupancy and other operating expenses (excluding depreciation and amortization)	46,153	17.0%	44,156	16.8%	1,997	4.5%	0.2%
Total restaurant operating costs	186,439	68.6%	177,159	67.5%	9,280	5.2%	1.1%
Marketing and advertising costs	6,618	2.4%	5,585	2.1%	1,033	18.5%	0.3%
General and administrative costs	32,566	12.0%	21,419	8.2%	11,147	52.0%	3.8%
Pre-opening costs	4,858	1.8%	1,951	0.7%	2,907	149.0%	1.1%
Loss on extinguishment/modification of debt	5,991	2.2%	3,090	1.2%	2,901	93.9%	1.0%
Depreciation and amortization	12,471	4.6%	11,638	4.4%	833	7.2%	0.2%
Other operating (income) expense, net	(291)	(0.1%)	46	0.0%	337	*	0.1%
Total costs and expenses	248,652	91.5%	220,888	84.2%	27,764	12.6%	7.3%
Income from operations	22,982	8.5%	41,392	15.8%	(18,410)	(44.5%)	(7.3%)
Other income (expense):
Interest expense, net	(9,975)	(3.7%)	(17,937)	(6.8%)	(7,962)	(44.4%)	(3.1%)
Interest income	856	0.3%	816	0.3%	40	4.9%	0.0%
Other income (expense), net	(34)	0.0%	(7)	0.0%	27	*	0.0%
Total other income (expense), net	(9,153)	(3.4%)	(17,128)	(6.5%)	(7,975)	(46.6%)	(3.1%)
Income before income taxes	13,829	5.1%	24,264	9.3%	(10,435)	*	(4.2%)
Income tax expense (benefit)	(14,168)	(5.2%)	6,991	2.7%	(21,159)	(302.7%)	(7.9%)
Net income	27,997	10.3%	17,273	6.6%	10,724	62.1%	3.7%
Less: Income (loss) attributable to noncontrolling interest	132	0.0%	(282)	(0.1%)	*	*	*
Net income attributable to Fogo de Chão, Inc.	$27,865	10.3%	$17,555	6.7%	$10,310	58.7%	3.6%

(a)	Calculated as a percentage of total revenue.
(b)	Calculated percentage increase / (decrease) in dollars.
(c)	Calculated increase / (decrease) in percentage of total revenue.
*	Not meaningful.

Revenue

Total revenue increased due to a $20.5 million increase in revenue from new restaurants opened in Fiscal 2015 and Fiscal 2014, the 53rd week impact of $6.8 million and a $1.0 million increase in comparable restaurant revenue, offset by a negative foreign exchange impact of $18.1 million and a $0.7 million decrease in other revenue. Total comparable restaurant sales decreased 7.2% due to the 2014 World Cup benefit.

US restaurant revenue increased due to a $17.4 million increase in revenue from new restaurants opened in Fiscal 2015 and Fiscal 2014, the 53rd week impact of $6.0 million and a $4.6 million increase in comparable restaurant revenue. US comparable restaurant sales increased 2.7%, primarily driven by an increase in guest traffic as a result of opening for lunch on Sunday nationwide beginning in May 2015.

Brazil restaurant revenue decreased primarily due to a negative foreign exchange impact of $18.1 million and a $3.6 million decrease in comparable restaurant revenue, offset by a $3.1 million increase in revenue from new restaurants opened in Fiscal 2015 and Fiscal 2014 and the 53rd week impact of $0.8 million. On a constant currency and World Cup adjusted basis Brazil comparable restaurant sales increased 9.0%.

Other revenue includes gift card breakage revenue recognized by our US operating segment during Fiscal 2015 and Fiscal 2014 related to gift cards whose likelihood of redemption was determined to be remote.

Food and Beverage Costs

Food and beverage costs increased primarily due to a $6.1 million increase in food and beverage costs from non-comparable restaurants and a 53rd week impact of $1.8 million, offset by a positive foreign exchange impact of $6.2 million. As a percentage of total revenue, total food and beverage costs decreased, primarily due to initiatives to reduce waste and introduce lower cost seasonal menu offerings.

Compensation and Benefit Costs

Compensation and benefit costs increased primarily due to a $4.7 million increase in non-comparable restaurant labor expenses, plus a $1.4 million increase in share-based compensation expense, primarily due to the recognition of share-based awards that were granted in 2012 through 2015 which had liquidity vesting conditions that were satisfied by the IPO, triggering the recognition of cumulative share-based compensation during the second quarter of Fiscal 2015. Benefits cost including workers’ compensation and healthcare claims costs increased by $1.9 million in Fiscal 2015. These increases were offset by a foreign exchange impact of $2.4 million. As a percentage of total revenue, total compensation and benefits costs increased, primarily as a result of share-based compensation triggered by the IPO and reduced leverage on lower revenue in Brazil due to the 2014 World Cup benefit.

Occupancy and Other Operating Expenses

Occupancy and other operating expenses increased due to a $4.0 million increase in non-comparable restaurant expense, the 53rd week impact of $0.6 million and a $0.5 million increase in comparable restaurant expense, offset by a positive foreign exchange impact of $3.0 million. As a percentage of total revenue, total occupancy and other operating costs increased, primarily due to increased occupancy costs for rent, CAM, taxes and insurance in the US and reduced leverage on lower revenue in Brazil due to the 2014 World Cup benefit.

Marketing and Advertising Costs

Marketing and advertising costs increased primarily due to a planned increase in advertising spend on digital marketing. As a percentage of total revenue, marketing and advertising costs increased from 2.1% to 2.4%.

General and Administrative Costs

General and administrative costs increased primarily due to a $4.6 million increase in share-based compensation primarily due to share-based awards that were granted in 2012 through 2015 which had liquidity vesting conditions that were satisfied by the IPO triggering the recognition of cumulative share-based compensation during the second quarter of Fiscal 2015 and a $7.5 million charge for the termination of the Advisory Services Agreement with an affiliate of THL in connection with the IPO. These increases were offset by positive foreign exchange impact of $0.9 million. As a percentage of total revenue, general and administrative costs increased from 8.2% to 12.0%.

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

Interest Expense

Interest expense, net of capitalized interest, decreased due to a reduction in the average outstanding principal balance owed and a reduction in interest rates due to using the proceeds of the IPO to pay down the 2012 Credit Facility. The IPO and subsequent payoff of the 2012 Credit Facility was completed on June 24, 2015. As a percentage of total revenue, interest expense, net of capitalized interest decreased from 6.8% to 3.7%.

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

As a percentage of revenue, total restaurant contribution decreased due to reduced leverage on lower revenue due to lapping the 2014 World Cup.

As a percentage of US restaurant revenue, contribution margin decreased due to a 0.1% decrease in food and beverage costs, a 0.2% decrease in occupancy and other operating expenses due to leverage on higher revenue, offset by a 0.4% increase in compensation and benefit costs attributable to the recognition of share-based compensation triggered by the IPO.

As a percentage of Brazil restaurant revenue, contribution margin decreased due to a 0.2% increase in food and beverage costs, a 1.1% increase in compensation and benefit costs due to reduced leverage on lower revenue due to lapping the 2014 World Cup, and a 1.5% increase in occupancy and other operating expenses due to reduced leverage on lower revenue due to lapping the 2014 World Cup.

Other revenue includes gift card breakage revenue recognized by our US operating segment related to gift cards whose likelihood of redemption was determined to be remote.

Adjusted EBITDA

The following table sets forth the reconciliation of Adjusted EBITDA to net income attributable to Fogo de Chão, Inc. (dollars in thousands).

	Fiscal 2016	Fiscal 2015	Fiscal 2014
Net income attributable to Fogo de Chão, Inc.	$24,437	$27,865	$17,555
Depreciation and amortization expense(a)	15,437	12,302	11,638
Interest expense, net	4,387	9,975	17,937
Interest income	(2,208)	(856)	(816)
Income tax expense (benefit)(b)	11,923	(14,229)	6,991
EBITDA	53,976	35,057	53,305
Pre-opening costs(c)	3,389	4,560	1,717
Loss on extinguishment/modification of debt(d)	—	5,991	3,090
Share-based compensation(e)	792	6,792	765
Management and consulting fees(f)	—	8,137	859
Retention agreement payments(g)	—	1,042	1,250
IPO related expenses(h)	—	782	1,666
Non-cash adjustments(i)	959	820	667
Non-recurring expenses(j)	456	—	—
Non-cash impairment charge(k)	320	—	—
Adjusted EBITDA	$59,892	$63,181	$63,319

(a)	For Fiscal 2016 and Fiscal 2015, excludes $0.3 million and $0.2 million, respectively, of depreciation expense attributable to our joint venture in Mexico.
(b)	For Fiscal 2016 and Fiscal 2015, excludes $0.03 million and $0.1 million, respectively, of income tax expense attributable to our joint venture in Mexico.
(c)

For Fiscal 2016 and Fiscal 2015, excludes $0.2 million and $0.3 million, respectively, of pre-opening costs incurred by our joint venture in Mexico. For Fiscal 2014, excludes $0.2 million of pre-opening costs incurred by our joint venture in Mexico.

(d)

Consists primarily of non-cash charges resulting from the extinguishment/modification of our prior credit facilities. For Fiscal 2015, includes $0.3 million pre-payment premium and $0.1 million in legal and other expenses we paid in connection with the termination of our 2012 Credit Facility. See Note 10 to the Consolidated Financial Statements.

(e)

For Fiscal 2015, includes $5.7 million of compensation expense recognized upon the closing of the IPO attributable to the vesting of stock options. See Note 11 to the Consolidated Financial Statements.

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
(j)

For Fiscal 2016, amount includes $0.1 million of one-time legal and accounting fees and $0.3 million of one-time expenses related to the realignment of management of the Brazilian subsidiaries and the legal transfer of the Brazilian subsidiaries to the Company’s Dutch holding company to support the Company’s expansion into international markets.

(k)	Consists of non-cash impairment charge related to the reduction in the carrying value of an underperforming restaurant in Brazil.

Supplemental Selected Constant Currency Information

As exchange rates are an important factor in understanding period-to-period comparisons, we believe the presentation of certain results on a constant currency basis in addition to reported results helps improve investors’ ability to understand our operating results and evaluate our performance in comparison to prior periods. Constant currency information compares results between periods as if exchange rates had remained constant period-over-period. We use results on a constant currency basis as one measure to evaluate our performance. We calculate constant currency by retranslating results across all prior periods presented using a derived exchange rate for the most current year periods presented based on actual results. The tables set forth below calculate constant currency at a foreign currency exchange rate of 3.4411 Brazilian reais to 1 US dollar, which represents the derived exchange rates for Fiscal 2016, calculated as explained above. These results should be considered in addition to, not as a substitute for, results reported in accordance with GAAP. Results on a constant currency basis, as we present them, may not be comparable to similarly titled measures used by other companies and are not measures of performance presented in accordance with GAAP.

	Fiscal 2016	Fiscal 2015	Fiscal 2014
Revenue as reported	$288,296	$271,634	$262,280
Effect of foreign currency	—	(1,442)	(19,567)
Revenue at constant currency	$288,296	$270,192	$242,713

Adjusted EBITDA	$59,892	$63,181	$63,319
Effect of foreign currency	—	8	(5,446)
Adjusted EBITDA at constant currency	$59,892	$63,189	$57,873
Adjusted EBITDA margin at constant currency	20.8%	23.4%	23.8%

Restaurant contribution	$85,774	$85,195	$85,121
Effect of foreign currency	—	(191)	(7,040)
Restaurant contribution at constant currency	$85,774	$85,004	$78,081
Restaurant contribution margin at constant currency	29.8%	31.5%	32.2%

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

In Fiscal 2016, we effectuated an internal restructuring whereby we created a new Dutch holding company, FDC Netherlands Cooperatief U.A. (“Fogo COOP”) and contributed all of the Brazilian subsidiaries down below Fogo COOP. We then made contemporaneous check-the-box elections to treat these subsidiaries as disregarded entities or branches of Fogo COOP. For US federal income tax purposes, this transaction was structured as a tax-free reorganization under section 368(a)(1)(D) or (F). Following, the internal restructuring, Fogo COOP is treated as the regarded or separate legal entity for US federal income tax purposes and the Brazilian entities are branches or divisions of Fogo COOP. Consequently, income or losses earned by the Brazilian entities are deemed to be earned by Fogo COOP for US federal income tax purposes. We consider the undistributed earnings related to Fogo COOP (and indirectly the earnings of its Brazilian disregarded entities as well as the earnings related to its majority interest in its Mexican joint ventures) to be indefinitely reinvested and expect them to continue to be indefinitely reinvested. Accordingly, no provision for US income and additional foreign taxes has been recorded on aggregate undistributed earnings of $44.0 million as of January 1, 2017. If there is a change in assertion regarding indefinite or permanent reinvestment of the undistributed earnings of our Dutch subsidiary, we would record a deferred tax liability attributable to those undistributed earnings in the amount of approximately $15.4 million. As of January 1, 2017, we had $31.3 million in cash and cash equivalents, of which $21.7 million was held indirectly in Brazil by Fogo COOP’s Brazilian disregarded entities, and $1.1 million was held directly in the Netherlands by Fogo COOP, which could be subject to additional taxes if repatriated to the US.

We intend to spend approximately $26.0 million to $30.0 million in Fiscal 2017 on capital expenditures, including approximately $20.0 million to $22.0 million for new restaurant development and approximately $6.0 million to $8.0 million on opportunistic restaurant remodeling.

We believe that our cash from operations and borrowings under our 2015 Credit Facility will be adequate to meet our liquidity needs and capital expenditure requirements for the next 12 months from the date of issuance of these financial statements. In addition, we may make discretionary capital improvements with respect to our restaurants or systems such as our planned opportunistic restaurant remodel program, which we could fund through the issuance of debt or equity securities or other external financing sources to the extent we were unable to fund such capital expenditures out of our cash from operations.

The following table presents the primary components of net cash flows provided by and used in operating, investing and financing activities for the periods indicated.

	Fiscal 2016	Fiscal 2015	Fiscal 2014
Net cash provided by (used in)
Operating activities	$56,093	$37,361	$42,108
Investing activities	(38,353)	(35,423)	(25,503)
Financing activities	(14,011)	5,834	(11,965)
Effect of foreign exchange	2,627	(2,240)	(1,263)
Net increase in cash and cash equivalents	$6,356	$5,532	$3,377

Operating Activities

Net cash provided by operating activities in Fiscal 2016 increased $18.7 million from Fiscal 2015. The increase is primarily attributable to an $8.6 million decrease in cash paid interest, an $8.2 million increase in cash related to the timing of collections of receivables and payments of liabilities, a $1.3 million decrease in pre-opening expenses, and a $0.7 million net increase in deferred revenue.

Net cash provided by operating activities in Fiscal 2015 decreased $4.7 million from Fiscal 2014. The decrease is primarily due to a $7.5 million fee paid to an affiliate of THL as a result of the termination of the advisory services agreement with that affiliate and a $2.9 million increase in pre-opening expenses, all offset by a $4.1 million decrease in cash paid for interest, a $0.6 million decrease in cash paid for income taxes net of refunds, a $0.6 million net increase in deferred revenue and a $0.4 million decrease in inventories.

Investing Activities

For Fiscal 2016, compared to Fiscal 2015, net cash flows used in investing activities increased by $2.9 million primarily due to timing of capital expenditures related to new restaurant construction.

For Fiscal 2015, compared to Fiscal 2014, net cash flows used in investing activities increased by $9.9 million primarily due to timing of capital expenditures related to new restaurant construction.

Financing Activities

Net cash flows used by financing activities increased $19.8 million from Fiscal 2015. In Fiscal 2015, the Company generated $259.4 million from the IPO and borrowings under the 2015 Credit Facility, offset by the payoff of the 2012 Credit Facility, pre-payment penalty, debt issuance costs and payment of IPO costs.  In Fiscal 2016, the Company made $15.0 million repayments under the 2015 Credit Facility.

Net cash flows provided by financing activities increased $17.8 million from Fiscal 2014. The increase is primarily due to net proceeds from the sale of common stock during the IPO as well as proceeds from the draw on the 2015 Credit Facility, all offset by principal payments to extinguish the 2012 Credit Facility.

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

At our option, loans under the Revolving Credit Facility may be Base Rate Loans or Eurodollar Rate Loans and bear interest at a Base Rate or Eurodollar Rate, respectively, plus the Applicable Rate.  The “Applicable Rate” for any Base Rate Loans or Eurodollar Rate Loan shall be between 50 and 150 basis points with respect to Base Rate Loans and between 150 and 250 basis points with respect to Eurodollar Rate Loans, depending on the Total Rent Adjusted Leverage Ratio.  The current Applicable Rate will be (i) in the case of any Base Rate Loan 1.0% and in the case of any Eurodollar Rate Loan, 2.0%.

The 2015 Credit Facility contains a number of affirmative, negative and financial covenants, and events of default customary for facilities of this type.  The covenants, among other things, restrict our ability to incur additional indebtedness, make certain acquisitions, engage in certain transactions with affiliates, and authorize or pay dividends. In addition, we will be required to maintain two financial covenants, which include a maximum Total Rent Adjusted Leverage Ratio (at levels that vary until maturity) and a minimum Consolidated Interest Coverage Ratio. At January 1, 2017, these required ratios were 5.50 to 1 and 2.00 to 1, respectively and the Company was in compliance with those covenants.

As of January 1, 2017, we had seven letters of credit outstanding for a total of $4.9 million and $95.1 million of available borrowing capacity under the 2015 Credit Facility.

Contractual Obligations

Leases

We lease certain restaurant locations, storage spaces, buildings and equipment under non-cancelable operating leases. Our restaurant leases generally have initial terms of between 10 and 20 years, and generally can be extended only in five-year increments. Our leases expire at various dates between 2017 and 2033, excluding extensions at our option. Some of our restaurant leases include renewal options, rent abatements and leasehold rental incentives, none of which are reflected in the following table. Some of our leases also include contingent rental payments based on sales volume, the impact of which also are not reflected in the following table.

The following table summarizes our contractual arrangements at January 1, 2017 on actual basis and the timing and effect that such commitments are expected to have on our liquidity and cash flows in future periods:

	Payments due by Fiscal Year
	Total	Less than 1 Year	More than 1 - 3 Years	More than 3 - 5 Years	More than 5 Years
Contractual Obligations
Workers compensation reserve(a)	$1,747	$649	$649	$272	$177
Long-term debt obligations(b)	150,000	—	—	150,000	—
Scheduled interest payments(c)	17,389	4,476	10,092	2,821	—
Operating lease (minimum rent)(d)	206,777	20,540	43,224	41,386	101,627
Total payments	$375,913	$25,665	$53,965	$194,479	$101,804

(a)	Estimated future payments attributable to our workers compensation reserve. Actual timing of payments may differ from the estimates above.
(b)	Our Revolving Credit Facility does not require principal payments on any outstanding balance until June 24, 2020.
(c)

The table above assumes an interest rate of 3-month LIBOR plus a spread of 1.75% on our Revolving Credit Facility with an annual increase of 25 bps, plus annual administrative agent fees and fees incurred on the unused portion of the Revolving Credit Facility.

(d)

Future minimum lease payments attributable to all locations in Brazil contain annual escalations that are tied to the IGPM inflation index. These payments, which will be made in the functional currency of the country, have been estimated using the period-end currency exchange rate and the prevailing IGPM index rate for 2017. Future minimum lease payments attributable to one location in Mexico contain annual escalations that are tied to the US CPI-U index. These payments, which will be made in the functional currency of the country, have been estimated using the period-end currency exchange rate and the US CPI-U index rate existing at the time of the lease was executed.

Off-Balance Sheet Arrangements

We enter into standby letters of credit to secure certain of our obligations, including insurance programs and lease obligations. As of January 1, 2017, letters of credit and letters of guaranty totaling $4.9 million have been issued. Other than these standby letters of credit, we do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. In addition, we have not entered into any derivative contracts or synthetic leases.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and consolidated results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions, such as the valuation of long-lived, definite and indefinite-lived assets, estimated useful lives of assets, the reasonably assured lease terms of operating leases, valuation of the workers’ compensation and Company-sponsored employee health insurance program liabilities, and deferred tax valuation allowances, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

We believe that the following critical accounting policies affect our more significant estimates and judgments used in the preparation of our consolidated financial statements:

Insurance Reserves

Beginning in Fiscal 2013, the Company self-insured for certain losses related to workers’ compensation claims and Company-sponsored employee health insurance programs. We estimate the accrued liabilities for all self-insurance programs at the end of each reporting period. Our estimate is based on a number of assumptions and factors, including historical trends and actuarial assumptions. Beginning in the fourth quarter of Fiscal 2015, we engaged a third party actuary to assist us in estimating our liability for our workers’ compensation claims.  We elected to accrue the estimated liability for workers’ compensation claims discounted based on the cash flow estimates provided by the actuary. Prior to the fourth quarter of Fiscal 2015 we did not discount the estimated liability for workers’ compensation claims. The discount on the estimated liability for workers’ compensation claims as of January 1, 2017 is approximately $0.2 million. We believe that applying a discount to the estimated future cash flows provided by the actuarial analysis results in a more accurate estimate of the liability. The estimated liability for all other self-insurance programs is not discounted. The estimated liability for workers’ compensation claims was $1.7 million as of January 1, 2017. The estimated liability for all other self-insurance programs was $0.3 million as of January 1, 2017.

Impairment of Long-Lived Assets

We review property and equipment and definite-lived intangible assets for impairment when events or circumstances indicate these assets may not be recoverable. Factors considered include, significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the overall business and significant negative industry or economic trends. Recoverability is assessed by comparing the carrying value of the asset to the undiscounted cash flows expected to be generated by the asset. If impairment exists, the amount of impairment is measured as the excess of the carrying amount over the estimated fair value, as determined by each location’s projected future discounted cash flows. This assessment process requires the use of estimates and assumptions regarding future cash flows and estimated useful lives, which are subject to a significant degree of judgment. If these assumptions change in the future, we may be required to record impairment charges for these assets. During Fiscal 2016, the Company recognized a $0.3 million non-cash impairment charge related to the reduction in the carrying value of an underperforming restaurant in Brazil. We did not record any impairment related to long-lived assets in any of the other periods presented.

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

Intangible Assets

Indefinite-lived intangible assets are not amortized. We test our indefinite-lived intangibles for impairment annually during the fourth quarter, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. The estimated fair value is determined on the basis of discounted future cash flows. If the estimated fair value is less than the carrying amount of the indefinite-lived intangible asset, then an impairment charge is recorded to reduce the asset to its estimated fair value. Our indefinite-lived intangible assets relate to the assigned value of the Fogo de Chão trade name. Definite-lived intangible assets consist of non-compete agreements. The non-compete agreements are amortized over five years, which is the term of the agreements, and are measured for impairment when events or circumstances indicate the carrying value may be impaired in the same manner as long-lived assets. No impairments related to these intangible assets were recorded in any of the periods presented.

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

Recently Adopted Accounting Standards

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes (Topic 740).” This update requires that entities with a classified balance sheet present all deferred tax assets and liabilities as noncurrent. This update is effective for annual and interim periods for fiscal years beginning after December 15, 2016. Early adoption is permitted for financial statements that have not been previously issued. This update can be applied on either a prospective or retrospective basis. The Company elected to early adopt ASU 2015-17 as of July 3, 2016 on a retrospective basis resulting in a reclassification of $2.9 million of current deferred tax assets against non-current deferred tax liabilities of $16.0 million as of January 3, 2016. The adoption of this guidance did not have any impact on the Company’s consolidated statements of operations or cash flows.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which changes the presentation of debt issuance costs in financial statements, requiring an entity to present such costs in the balance sheet as a direct deduction from the carrying amount of long-term debt, consistent with debt discounts or premiums. In August 2015, the FASB issued ASU 2015-15, which clarifies the treatment of debt issuance costs attributable to line-of-credit arrangements after the adoption of ASU 2015-03. In particular, ASU 2015-15 clarifies that the SEC staff would not object to an entity deferring and presenting debt issuance costs related to a line-of-credit arrangement as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of such arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-03 and ASU 2015-15 are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company adopted ASU 2015-03 and ASU 2015-15 as of April 3, 2016. The Company’s financial statement presentation was consistent with the guidance in ASU 2015-15. As a result, there was no impact to the Company’s consolidated balance sheet upon adoption. Unamortized debt issuance costs as of January 1, 2017 and January 3, 2016, which are attributable to the Company’s 2015 Credit Facility (revolving line-of-credit), are included in other assets (noncurrent) in the consolidated balance sheet. The adoption of this guidance did not have any impact on the Company's consolidated statements of operations or cash flows.

In March 2016, the FASB issued ASU 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 requires among other things that all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) to be recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity also should recognize excess tax benefits, and assess the need for a valuation allowance, regardless of whether the benefit reduces taxes payable in the current period. The ASU also requires excess tax benefits to be classified along with other income tax cash flows as an operating activity in the statement of cash flows. Additionally, the new guidance provides an accounting policy election to account for forfeitures as they occur. This new guidance is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The Company elected to early adopt ASU 2016-09 during the first quarter of Fiscal 2016. The Company elected to change its accounting policy to account for forfeitures as they occur as provided under ASU 2016-09. The adoption of this guidance did not a have material impact on the Company’s consolidated financial statements.

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

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” ASU 2014-15 requires management to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern for one year from the date the financial statements are issued and requires management to assess an entity’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. The standard is effective for annual reporting periods, and interim periods therein, ending after December 15, 2016. Accordingly, the Company has adopted this ASU and evaluated the Company’s ability to continue as a going concern as well as the need for related footnote disclosure. The Company has concluded no disclosure is necessary regarding the entity’s ability to continue as a going concern.

Recently Issued Accounting Standards

Recently issued accounting standards not included below are not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” The core principle of the standard is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU will replace most existing revenue recognition guidance in GAAP. New qualitative and quantitative disclosure requirements aim to enable financial statement users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The ASU permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," which defers the effective date of ASU 2014-09 by one-year for all entities. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. Additionally, in March 2016, the FASB issued ASU 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)," in April 2016, the FASB issued ASU 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing," and in May 2016, the FASB issued ASU 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients," all of which provide additional clarification on certain topics addressed in ASU 2014-09. This guidance will be effective for annual reporting periods beginning after December 15, 2017, including interim periods therein. Early adoption is permitted for annual reporting periods beginning after December 15, 2016, including interim periods therein. The Company has not yet selected a transition method or determined the effect, if any, that this ASU will have on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.

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

In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350).” ASU 2017-04 simplifies the subsequent measurement of goodwill by removing the second step of the two-step impairment test. The amendment requires an entity to perform its annual, or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. A goodwill impairment will be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The amendment should be applied on a prospective basis. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The adoption of this guidance will have no impact on the Company’s consolidated financial statements.

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

Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, for complying with new or revised accounting standards. However, we are choosing to opt out of any extended transition period, and as a result we will seek to comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

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

Foreign Currency Exchange Risk

The reporting currency for our consolidated financial statements is the US dollar. However, during Fiscal 2016, Fiscal 2015 and Fiscal 2014, we generated 14.8%, 16.4% and 23.7%, respectively, of our revenue in Brazil. The revenue and expenses of our Brazilian subsidiaries is translated at the then average exchange rates and as a result our consolidated financial statements are impacted by fluctuations in the foreign currency exchange rates. The Real depreciated 14.3% against the US dollar during Fiscal 2014 and depreciated further by 48.5% during Fiscal 2015. The Real strengthened in relation to the US dollar 17.3% during Fiscal 2016. As a result, we have experienced significant foreign currency impact due to fluctuations of the Brazilian Real relative to the US dollar and may be impacted materially for the foreseeable future. For example, if the US dollar strengthens it would have a negative impact on our Brazilian operating results upon translation of those results into US dollars for the purposes of consolidation. The exchange rate of the Brazilian Real against the US dollar is currently near a multi-year low. Any hypothetical loss in revenue could be partially or completely offset by lower food and beverage costs and lower selling, general and administrative costs that are generated in Brazilian reais. A 10% appreciation in the relative value of the US dollar compared to the Brazilian Real would have resulted in lost income from operations of approximately $0.7 million for Fiscal 2016 and for Fiscal 2015, respectively. To the extent the ratio between our revenue generated in Brazilian reais increases as compared to our expenses generated in Brazilian reais, we expect that our results of operations will be further impacted by changes in exchange rates. We do not currently hedge foreign currency fluctuations. However, in the future, in an effort to mitigate losses associated with these risks, we may at times enter into derivative financial instruments, although we have not historically done so. These may take the form of forward sales contracts and option contracts. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.

Interest Rate Risk

We are exposed to market risk from changes in interest rates on our debt, which bears interest at variable rates and is a function of our Total Rent Adjusted Leverage Ratio as defined in the 2015 Credit Facility agreement. As of January 1, 2017, we had total aggregate principal amount of outstanding borrowings of $150.0 million. A 1.00% increase in the effective interest rate applied to these borrowings would result in an interest expense increase of $1.5 million on an annualized basis. We manage our interest rate risk through normal operating and financing activities and, when determined appropriate, through the use of derivative financial instruments.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Our management establishes and maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. We evaluated the effectiveness of our disclosure controls and procedures as of January 1, 2017, with the participation of our CEO and CFO, as well as other key members of our management. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of January 1, 2017.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with US generally accepted accounting principles.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of January 1, 2017, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). This evaluation was carried out under the supervision, and with the participation, of our management, including our CEO and CFO. Based on this assessment, management concluded that, as of January 1, 2017, the Company’s internal control over financial reporting was effective.

This Annual Report on Form 10-K for the fiscal year ended January 1, 2017 does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

Remediation of Previously Identified Material Weaknesses

We previously disclosed material weaknesses in internal control over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In particular, we did not:

•

design an effective control environment with sufficient personnel with the appropriate level of accounting knowledge, experience and training to assess the completeness and accuracy of the technical accounting matters, principally related to accounting for business combinations and accounting for modifications of debt instruments;

•	have a sufficient number of accounting personnel to allow for appropriate segregation of duties or thorough review and supervision of our financial closing process; and
•

design, maintain or implement effective control activities to adequately review and account for transactions that arise in the normal course of business, which limited our ability to make accounting decisions and to detect and correct accounting errors.

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

Subsequent to the identification of the material weaknesses described above, we hired additional accounting personnel, including a chief financial officer, a director of financial reporting, a corporate treasury analyst and a corporate accounting manager, and we filled a newly created position of vice-president of accounting and controller. These additional accounting personnel were put in place during 2015 and 2016 and have been fully integrated into the financial reporting process and the company’s internal control over financial reporting. The addition of these accounting personnel supports the Company’s remediation of the previously identified material weaknesses related to the sufficiency of personnel to assess technical accounting matters and the sufficiency of personnel to allow for appropriate segregation of duties and thorough review and supervision of the financial reporting process. With the additional accounting personnel, we have also formalized, documented and implemented accounting policies and internal controls for transactions that arise in the normal course of business, necessary to support the accurate and timely preparation of our financial statements. These improvements to our internal controls were implemented during our fiscal year ended January 1, 2017, and were in place and demonstrated a sustained period of effective operation during the fiscal year and in connection with the preparation of our consolidated financial statements for the fiscal year ended January 1, 2017, to enable the management of the Company to conclude the material weaknesses have been remediated as of January 1, 2017.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter ended January 1, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Pursuant to general instruction G to Form 10-K, we incorporate by reference into this item the information to be disclosed in our definitive proxy statement for our 2017 Annual Meeting of Stockholders.

Item 11. Executive Compensation.

Pursuant to general instruction G to Form 10-K, we incorporate by reference into this item the information to be disclosed in our definitive proxy statement for our 2017 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,127,039	$10.55	1,358,922
Equity compensation plans not approved by security holders	—	—	—

Pursuant to general instruction G to Form 10-K, we incorporate by reference into this item the information to be disclosed in our definitive proxy statement for our 2017 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Pursuant to general instruction G to Form 10-K, we incorporate by reference into this item the information to be disclosed in our definitive proxy statement for our 2017 Annual Meeting of Stockholders.

Item 14. Principal Accounting Fees and Services.

Pursuant to general instruction G to Form 10-K, we incorporate by reference into this item the information to be disclosed in our definitive proxy statement for our 2017 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	Financial Statements

Refer to Index to Financial Statements appearing on page F-1.

(b)	Financial Statement Schedules

No financial statement schedules are provided because the information called for is not required or is shown in the financial statements or the notes thereto.

(c)	Exhibits

The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report.

Exhibit Index

Exhibit Number	Description	Filings Referenced for Incorporation by Reference
3.1	Amended and Restated Certificate of Incorporation of Fogo de Chão, Inc.	Exhibit 3.1 of the Company’s Current Report on Form 8-K filed June 30, 2015
3.2	Amended and Restated Bylaws of Fogo de Chão, Inc.	Exhibit 3.2 of the Company’s Current Report on Form 8-K filed June 30, 2015
4.1	Amended and Restated Registration Rights Agreement among Fogo de Chão, Inc., the THL Investors, the Management Stockholders and the Other Investors named therein	Exhibit 4.1 of the Company’s Amendment No. 2 to Form S-1 filed June 8, 2015
10.1#	Brasa (Parent) Inc. 2012 Omnibus Equity Incentive Plan	Exhibit 10.1 of the Company’s Registration Statement on Form S-1 filed April 20, 2015
10.2#	Fogo de Chão, Inc. 2015 Omnibus Incentive Plan	Exhibit 10.2 of the Company’s Amendment No. 3 to Form S-1 filed June 15, 2015
10.3#	Form of Nonqualified Stock Option Award Agreement under the Brasa (Parent) Inc. 2012 Omnibus Equity Incentive Plan	Exhibit 10.3 of the Company’s Registration Statement on Form S-1 filed April 20, 2015
10.4#	Form of Notice of Restricted Stock Issuance under the Brasa (Parent) Inc. 2012 Omnibus Equity Incentive Plan	Exhibit 10.4 of the Company’s Registration Statement on Form S-1 filed April 20, 2015
10.5#	Form of Restricted Stock Agreement under the Brasa (Parent) Inc. 2012 Omnibus Equity Incentive Plan	Exhibit 10.5 of the Company’s Registration Statement on Form S-1 filed April 20, 2015
10.6#	Form of Nonqualified Stock Option Award Agreement under the Fogo de Chão, Inc. 2015 Omnibus Incentive Plan	Exhibit 10.14 of the Company’s Amendment No. 2 to Form S-1 filed June 8, 2015
10.7#	Amended and Restated Employment Agreement with Lawrence J. Johnson dated as of July 20, 2012	Exhibit 10.6 of the Company’s Amendment No. 1 to Form S-1 filed May 27, 2015
10.8#	Form of Indemnification Agreement between Fogo de Chão, Inc. and its directors and certain officers	Exhibit 10.12 of the Company’s Amendment No. 2 to Form S-1 filed June 8, 2015
10.9#	Employment Agreement with Selma Oliveira dated as of July 11, 2014	Exhibit 10.14 of the Company’s Registration Statement on Form S-1 filed April 20, 2015
10.10#	Fogo de Chão, Inc. Management Incentive Plan	Exhibit 10.15 of the Company’s Amendment No. 3 to Form S-1 filed June 15, 2015
10.11	Director Securities Purchase Agreement by and between Fogo de Chão, Inc. and Gerald W. Deitchle dated February 6, 2015	Exhibit 10.16 of the Company’s Amendment No. 2 to Form S-1 filed June 8, 2015
10.12	Director Securities Purchase Agreement by and between Fogo de Chão, Inc. and Neil Moses dated February 6, 2015	Exhibit 10.17 of the Company’s Amendment No. 2 to Form S-1 filed June 8, 2015
10.13	Director Securities Purchase Agreement by and between Fogo de Chão, Inc. and Douglas R. Pendergast dated February 6, 2015	Exhibit 10.18 of the Company’s Amendment No. 2 to Form S-1 filed June 8, 2015
10.14#	Employment Agreement with George Barry McGowan dated as of July 15, 2013	Exhibit 10.14 of the Company's Annual Report on Form 10-K filed March 30, 2016
10.15

Credit Agreement, dated as of June 18, 2015, among Brasa (Holdings) Inc., as Borrower, Brasa (Purchaser) Inc., as Holdings, Wells Fargo Bank, National Association, as Administrative Agent and Swing Line Lender, Wells Fargo Bank, National Association and JPMorgan Chase Bank, N.A. as L/C Issuers and the other lenders party thereto

Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 30, 2015
10.16#	Fogo de Chão (Holdings), Inc. Deferred Compensation Plan	Exhibit 10.1 of the Company’s Current Report on Form 8-K filed July 7, 2016.
21.1	Subsidiaries of Fogo de Chão, Inc.	Filed herewith.
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm	Filed herewith.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
101.INS	XBRL Instance Document	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

#	Management contract or compensatory plan or arrangement.
*	Not deemed to be "filed" for purposes of section 18 of the Securities Exchange Act of 1934.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on March 15, 2017.

FOGO DE CHAO, INC.

By:	/s/ Lawrence J. Johnson
Lawrence J. Johnson
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Lawrence J. Johnson	Director and Chief Executive Officer	March 15, 2017
Lawrence J. Johnson	(Principal Executive Officer)

/s/ Anthony D. Laday	Chief Financial Officer	March 15, 2017
Anthony D. Laday	(Principal Financial Officer)

/s/ Michael A. Prentiss	Chief Accounting Officer	March 15, 2017
Michael A. Prentiss	(Principal Accounting Officer)

/s/ George Barry McGowan	President	March 15, 2017
George Barry McGowan

/s/ Todd M. Abbrecht	Director	March 15, 2017
Todd M. Abbrecht

/s/ Gerald W. Deitchle	Director	March 15, 2017
Gerald W. Deitchle

/s/ Douglas A. Haber	Director	March 15, 2017
Douglas A. Haber

/s/ Neil Moses	Director	March 15, 2017
Neil Moses

/s/ Douglas R. Pendergast	Director	March 15, 2017
Douglas R. Pendergast

/s/ Jeff T. Swenson	Director	March 15, 2017
Jeff T. Swenson

Report of Independent Registered Public Accounting Firm

To the Shareholders of Fogo de Chão, Inc. and Subsidiaries:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows, present fairly, in all material respects, the financial position of Fogo de Chão, Inc. and subsidiaries as of January 1, 2017 and January 3, 2016, and the results of their operations and their cash flows for each of the three years in the period ended January 1, 2017 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 3 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2016.

As disclosed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for deferred income taxes in 2016.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas

March 15, 2017

Fogo de Chão, Inc.

Consolidated Balance Sheets

(in thousands, except share and par value amounts)

	January 1,	January 3,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$31,275	$24,919
Accounts receivable	10,082	9,198
Other receivables	1,460	4,032
Inventories	4,647	4,586
Prepaid expenses and other current assets	3,763	3,023
Total current assets	51,227	45,758
Property and equipment, net	158,850	136,687
Prepaid rent	772	317
Goodwill	211,150	204,432
Intangible assets, net	95,951	92,980
Liquor licenses	1,184	742
Other assets	2,917	3,319
Deferred tax assets	344	342
Total assets(a)	$522,395	$484,577
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$29,457	$28,907
Deferred revenue	6,344	5,164
Total current liabilities	35,801	34,071
Deferred rent	19,781	17,831
Long-term debt, less current portion	150,000	165,000
Other noncurrent liabilities	2,116	2,088
Deferred taxes	21,838	13,033
Total liabilities(a)	229,536	232,023
Commitments and contingencies (Note 15)
Equity:
Fogo de Chão, Inc. shareholders' equity:
Preferred stock, $0.01 par value, 15,000,000 shares authorized, no shares issued and outstanding as of January 1, 2017 and January 3, 2016, respectively	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 28,211,586 and 28,069,466 shares issued and outstanding as of January 1, 2017 and January 3, 2016, respectively	282	281
Additional paid-in capital	275,237	274,344
Accumulated earnings	59,888	35,451
Accumulated other comprehensive loss	(44,763)	(59,465)
Total Fogo de Chão, Inc. shareholders' equity	290,644	250,611
Noncontrolling interests	2,215	1,943
Total equity	292,859	252,554
Total liabilities and equity	$522,395	$484,577

(a)

Consolidated assets as of January 1, 2017 and January 3, 2016 include total assets of $2,991 and $2,414, respectively, attributable to joint venture that can only be used to settle the obligations of the joint venture. Consolidated liabilities as of January 1, 2017 and January 3, 2016 include total liabilities of $403 and $249 attributable to the consolidated joint venture. See Note 5.

The accompanying notes are an integral part of these consolidated financial statements.

Fogo de Chão, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except share and per share amounts)

	Fiscal Year Ended
	January 1,	January 3,	December 28,
	2017	2016	2014
Revenue	$288,296	$271,634	$262,280
Restaurant operating costs:
Food and beverage costs	82,145	80,062	78,330
Compensation and benefit costs	66,376	60,224	54,673
Occupancy and other operating expenses (excluding depreciation and amortization)	54,001	46,153	44,156
Total restaurant operating costs	202,522	186,439	177,159
Marketing and advertising costs	7,132	6,618	5,585
General and administrative costs	20,576	32,566	21,419
Pre-opening costs	3,580	4,858	1,951
Loss on extinguishment/modification of debt	—	5,991	3,090
Non-cash impairment charges	320	—	—
Depreciation and amortization	15,729	12,471	11,638
Other operating (income) expense, net	21	(291)	46
Total costs and expenses	249,880	248,652	220,888
Income from operations	38,416	22,982	41,392
Other income (expense):
Interest expense, net of capitalized interest	(4,387)	(9,975)	(17,937)
Interest income	2,208	856	816
Other income (expense), net	(18)	(34)	(7)
Total other income (expense), net	(2,197)	(9,153)	(17,128)
Income before income taxes	36,219	13,829	24,264
Income tax expense (benefit)	11,957	(14,168)	6,991
Net income	24,262	27,997	17,273
Less: Net income (loss) attributable to noncontrolling interest	(175)	132	(282)
Net income attributable to Fogo de Chão, Inc.	$24,437	$27,865	$17,555
Net income	$24,262	$27,997	$17,273
Other comprehensive income (loss):
Translation effect on unremitted earnings	—	—	393
Currency translation adjustment	14,261	(29,888)	(15,075)
Total other comprehensive income (loss)	$14,261	$(29,888)	$(14,682)
Comprehensive income (loss)	38,523	(1,891)	2,591
Less: Comprehensive loss attributable to noncontrolling interest	(616)	(11)	(403)
Comprehensive income (loss) attributable to Fogo de Chão, Inc.	$39,139	$(1,880)	$2,994
Earnings per common share attributable to Fogo de Chão, Inc.:
Basic	$0.87	$1.09	$0.77
Diluted	$0.85	$1.06	$0.76
Weighted average common shares outstanding:
Basic	28,119,196	25,519,312	22,697,106
Diluted	28,822,616	26,324,115	23,016,461

The accompanying notes are an integral part of these consolidated financial statements.

Fogo de Chão, Inc.

Consolidated Statement of Shareholders’ Equity

(in thousands, except share amounts)

			Additional	Accumulated	Accumulated Other	Fogo de Chão, Inc.
	Common Stock		Paid-In	(Deficit)	Comprehensive	Shareholders'	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Loss	Equity	Interests	Equity
December 29, 2013	22,669,548	$227	$175,223	$(9,969)	$(15,159)	$150,322	$—	$150,322
Net income (loss)	—	—	—	17,555	—	17,555	(282)	17,273
Restricted shares vested	143,830	1	(1)	—	—	—	—	—
Share-based compensation	—	—	765	—	—	765	—	765
Currency translation adjustment on unremitted earnings	—	—	—	—	393	393	—	393
Currency translation adjustment, net of tax benefit of $0	—	—	—	—	(14,954)	(14,954)	(121)	(15,075)
Contribution from noncontrolling interests	—	—	—	—	—	—	1,781	1,781
December 28, 2014	22,813,378	$228	$175,987	$7,586	$(29,720)	$154,081	$1,378	$155,459
Net income	—	—	—	27,865	—	27,865	132	27,997
Restricted shares vested	154,684	2	(2)	—	—	—	—	—
Issuance of common stock	27,876	—	301	—	—	301	—	301
Issuance of common stock in connection with IPO, net of transaction costs	5,073,528	51	91,266	—	—	91,317	—	91,317
Share-based compensation	—	—	6,792	—	—	6,792	—	6,792
Currency translation adjustment	—	—	—	—	(29,745)	(29,745)	(143)	(29,888)
Contribution from noncontrolling interests	—	—	—	—	—	—	1,270	1,270
Distributions to noncontrolling interests	—	—	—	—	—	—	(694)	(694)
January 3, 2016	28,069,466	$281	$274,344	$35,451	$(59,465)	$250,611	$1,943	$252,554
Net income (loss)	—	—	—	24,437	—	24,437	(175)	24,262
Restricted shares vested	129,697	1	—	—	—	1	—	1
Stock option exercises	12,423	—	101	—	—	101	—	101
Share-based compensation	—	—	792	—	—	792	—	792
Currency translation adjustment	—	—	—	—	14,702	14,702	(441)	14,261
Contributions from noncontrolling interests	—	—	—	—	—	—	1,825	1,825
Distributions to noncontrolling interests	—	—	—	—	—	—	(937)	(937)
January 1, 2017	28,211,586	$282	$275,237	$59,888	$(44,763)	$290,644	$2,215	$292,859

The accompanying notes are an integral part of these consolidated financial statements.

Fogo de Chão, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal Year Ended
	January 1,	January 3,	December 28,
	2017	2016	2014
Cash flows from operating activities:
Net income	$24,262	$27,997	$17,273
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation of property and equipment	15,463	12,201	11,349
Amortization of definite-lived intangibles	266	270	289
Amortization of favorable/unfavorable leases	(188)	(185)	(153)
Amortization of debt issuance costs	577	452	341
Amortization of original issue discount	—	549	1,232
Loss on debt extinguishment/modification of debt	—	5,991	3,090
Deferred income taxes	8,801	(16,305)	4,364
Share-based compensation expense	792	6,792	765
Loss on disposal of property and equipment	205	55	44
Non-cash impairment charges	320	—	—
Changes in operating assets and liabilities:
Accounts and other receivables	2,492	(4,007)	175
Prepaid expenses and other assets	(1,449)	124	321
Inventories	201	123	575
Accounts payable and accrued expenses	916	(803)	1,393
Income taxes payable, net of receivables	267	22	101
Accrued interest	(28)	(3,525)	(861)
Deferred revenue	1,120	406	(187)
Deferred rent and tenant allowance	2,076	7,204	1,997
Net cash flows provided by operating activities	56,093	37,361	42,108
Cash flows from investing activities:
Purchase liquor licenses	(442)	(251)	(74)
Capital expenditures	(37,911)	(35,172)	(25,429)
Net cash flows used in investing activities	(38,353)	(35,423)	(25,503)
Cash flows from financing activities:
Borrowings, 2015 Credit Facility	—	165,000	—
Repayments, 2015 Credit Facility	(15,000)	—	—
Borrowings on revolver, 2012 Credit Facility	—	—	7,000
Repayment on revolver, 2012 Credit Facility	—	—	(17,500)
Proceeds from term loan, net of discount, 2012 Credit Facility	—	—	224,574
Repayments on term loans, 2012 Credit Facility	—	(3,349)	(226,752)
Payoff on term loans, 2012 Credit Facility	—	(245,085)	—
Pre-payment premium and fees, payoff, 2012 Credit Facility	—	(326)	—
Debt issuance costs	—	(2,884)	(784)
Proceeds from the issuance of common stock	—	301	—
Proceeds from the issuance of common stock in initial public offering, net of underwriter fees	—	94,368	—
Payments of initial public offering costs	—	(2,767)	(284)
Proceeds from stock option exercises	101	—	—
Contributions from noncontrolling interest	1,825	1,270	1,781
Distributions to noncontrolling interest	(937)	(694)	—
Net cash flows (used in) provided by financing activities	(14,011)	5,834	(11,965)
Effect of foreign exchange rates on cash and cash equivalents	2,627	(2,240)	(1,263)
Net increase in cash and cash equivalents	6,356	5,532	3,377

Cash and cash equivalents at beginning of period	24,919	19,387	16,010
Cash and cash equivalents at end of period	$31,275	$24,919	$19,387
Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest paid, net of amounts capitalized	$3,785	$12,393	$16,507
Income taxes, net of refunds	$2,895	$1,833	$2,423
Non-cash activities:
Capital expenditures included in accounts payable and accrued expenses	$4,807	$5,989	$956
Deferred initial public offering costs included in accounts payable and accrued expenses	$—	$—	$757

The accompanying notes are an integral part of these consolidated financial statements.

Fogo de Chão, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

1. Description of Business

Fogo de Chão, Inc. and subsidiaries (the “Company”) operates upscale Brazilian churrascaria steakhouses under the brand of Fogo de Chão. As of January 1, 2017, the Company operated, through its subsidiaries, 33 restaurants in the United States (including one restaurant in the US Territory of Puerto Rico) and 10 restaurants in Brazil and two joint venture restaurants in Mexico.

Fogo de Chão, Inc. is a holding company with no assets or operations of its own. The Company owns 100% of Brasa (Purchaser) Inc. (“Brasa Purchaser”), which owns Brasa (Holdings) Inc. (“Brasa Holdings”). Brasa Holdings owns Fogo de Chão (Holdings) Inc. (“Fogo Holdings”), which owns the Company’s domestic and foreign operating subsidiaries.

On June 24, 2015, the Company completed an initial public offering (the "IPO") of 5,073,528 shares of common stock at a price to the public of $20.00 per share, which included 661,764 shares sold to the underwriters pursuant to their option to purchase additional shares. After underwriters’ discounts and commissions and offering costs, the Company received net proceeds from the offering of approximately $91,317. Proceeds from the offering were used to repay borrowings under the Company’s credit facility (see Note 10).

2. Basis of Presentation

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

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” ASU 2014-15 requires management to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern for one year from the date the financial statements are issued and requires management to assess an entity’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. The standard is effective for annual reporting periods, and interim periods therein, ending after December 15, 2016. Accordingly, the Company has adopted this ASU and evaluated the Company’s ability to continue as a going concern as well as the need for related footnote disclosure. The Company has concluded no disclosure is necessary regarding the entity’s ability to continue as a going concern.

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

January 3,
2016
Assets
Current assets:
Other receivables -as reported	$3,117
adjustment	915
Other receivables -as revised	$4,032
Total current assets -as reported(a)	$44,843
adjustment	915
Total current assets -as revised	$45,758
Goodwill -as reported	$205,347
adjustment	(915)
Goodwill -as revised	$204,432
(a)	As adjusted for the impact of the adoption of ASU 2015-17.

Principles of Consolidation

The accompanying consolidated financial statements include the assets, liabilities and results of operations of the Company, as well as consolidated joint ventures for which the Company has determined that it is the primary beneficiary. All intercompany balances and transactions have been eliminated in the consolidated financial statements.

Accounting Year

The Company uses a 52/53 week fiscal year convention whereby its fiscal year ends each year on the Sunday that is closest to December 31 of that year. Each fiscal year generally is comprised of four 13-week fiscal quarters, although in the years with 53 weeks the fourth quarter represents a 14-week period. References to Fiscal 2016 relate to the Company’s 52-week fiscal year ended January 1, 2017. References to Fiscal 2015 relate to the Company’s 53-week fiscal year ended January 3, 2016. References to Fiscal 2014 relate to the Company’s 52-week fiscal year ended December 28, 2014.

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

Prepaid Rent

Non-current prepaid rent consists of amounts paid in advance relating to restaurant leases executed in Brazil during 2010 and 2012 that expire in 2026 and 2022, respectively, and amounts attributable to restaurant leases in Mexico, which were entered into in 2014 and 2016 that expire in 2024 and 2026, respectively. The current portion of prepaid rent is included in prepaid expenses and other current assets in the consolidated balance sheets.

Property and Equipment, Net

Property and equipment is stated at cost to acquire less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the asset.

Estimated useful lives are generally as follows:

Estimated Useful Live
Buildings	40 years
Leasehold improvements	5 - 20 years
Furniture, fixtures and equipment	3 - 15 years
Automobiles	5 years

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

Capitalized Interest

Direct and certain related indirect costs of construction, including interest, are capitalized in conjunction with construction and development projects. These costs are included in property and equipment and are amortized over the life of the related building and leasehold interest. The Company capitalized $107, $123 and $158 of interest during Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively.

Debt Issuance Costs

Debt issuance costs are amortized to interest expense over the term of the debt using the effective interest method for term debt and the straight-line method for revolving debt over the terms of the related instruments. In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which changes the presentation of debt issuance costs in financial statements, requiring an entity to present such costs in the balance sheet as a direct deduction from the carrying amount of long-term debt, consistent with debt discounts or premiums. In August 2015, the FASB issued ASU 2015-15, which clarifies the treatment of debt issuance costs attributable to line-of-credit arrangements after the adoption of ASU 2015-03. In particular, ASU 2015-15 clarifies that the SEC staff would not object to an entity deferring and presenting debt issuance costs related to a line-of-credit arrangement as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of such arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-03 and ASU 2015-15 are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company adopted ASU 2015-03 and ASU 2015-15 as of April 3, 2016. The Company’s financial statement presentation was consistent with the guidance in ASU 2015-15. As a result, there was no impact to the Company’s consolidated balance sheet upon adoption. Unamortized debt issuance costs as of January 1, 2017 and January 3, 2016, which are attributable to the Company’s 2015 Credit Facility (revolving line-of-credit), are included in other assets (noncurrent) in the consolidated balance sheet. The adoption of this guidance did not have any impact on the Company's consolidated statements of operations or cash flows.

Impairment of Long-Lived Assets

The Company reviews property and equipment and definite-lived intangible assets for impairment when events or circumstances indicate these assets may not be recoverable. Factors considered include, significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the overall business and significant negative industry or economic trends. The recoverability is assessed by comparing the carrying value of the asset to the undiscounted cash flows expected to be generated by the asset. If impairment exists, the amount of impairment is measured as the excess of the carrying amount over the estimated fair value, as determined by each location’s projected future discounted cash flows. This assessment process requires the use of estimates and assumptions regarding future cash flows and estimated useful lives, which are subject to a significant degree of judgment. If these assumptions change in the future, the Company may be required to record impairment charges for these assets. During Fiscal 2016, the Company recognized a $320 non-cash impairment charge related to the reduction in the carrying value of an underperforming restaurant in Brazil. The Company did not record any impairment related to long-lived assets in any of the other periods presented.

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

As of January 1, 2017 and January 3, 2016, the fair value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and other current liabilities approximated their carrying value due to their short-term nature. The carrying amounts of the long-term debt approximate fair value as interest rates vary with the market interest rates and negotiated terms and conditions are consistent with current market terms (Level 2).

Revenue

Revenue from restaurant sales is recognized when food and beverage products are sold and is presented net of employee meals and complimentary meals. Proceeds from the sale of gift cards that do not have expiration dates are recorded as deferred revenue at the time of the sale and recognized as revenue when the gift card is redeemed by the holder. The portion of gift cards sold which are never redeemed is commonly referred to as gift card breakage. The Company recognizes gift card breakage revenue for gift cards when the likelihood of redemption becomes remote and the Company determines there is no legal obligation to remit the value of the unredeemed gift cards to governmental agencies. The Company estimates the gift card breakage rate based upon the pattern of historical redemptions. Prior to the third quarter of Fiscal 2014, the Company did not recognize any breakage revenue because it did not have sufficient historical data to allow management to reasonably estimate a pattern of historical redemptions. During the third quarter of Fiscal 2014, the Company concluded it had accumulated sufficient historical data from a large pool of homogeneous transactions to allow management to reasonably and objectively determine an estimated pattern of historical gift card redemptions. Accordingly, the Company accounted for this change prospectively as a change in estimate and recorded an adjustment during the third quarter of Fiscal 2014 to recognize previously unrecognized breakage revenue in the amount of $684 on gift cards whose likelihood of redemption was determined to be remote. During the fourth quarter of Fiscal 2014 the Company recognized an additional $195 in gift card breakage revenue. The Company recognized $162 and $136 in gift card breakage revenue during Fiscal 2016 and Fiscal 2015, respectively.

During the fourth quarter of Fiscal 2015, the Company began selling gift cards through a non-related third party. Proceeds from the sale of gift cards that do not have expiration dates are recorded as deferred revenue at the time of the sale and recognized as revenue when the gift card is redeemed by the holder. Commissions related to gift cards sold by third parties are initially deferred and subsequently recognized in earnings as a component of other restaurant operating expense, in the same pattern as the revenue related to the gift card is recognized. Deferred costs are included in prepaid expenses and other current assets in the consolidated balance sheet. The amount of deferred costs at January 1, 2017 and at January 3, 2016, attributable to gift cards sold by third parties, was immaterial.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were approximately $7,084, $6,685 and $5,824 for Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively.

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

Insurance Reserves

The Company is self-insured for certain losses related to workers’ compensation claims and Company-sponsored employee health insurance programs. The Company estimates the accrued liabilities for all self-insurance programs at the end of each reporting period. The Company engages a third party actuary to assist management with estimating its liability for its workers’ compensation claims based on discounted cash flows. The liability calculated based on discounted cash flow estimates was $1,747 and $1,580 as of January 1, 2017 and January 3, 2016, respectively, compared to an undiscounted liability of approximately $1,900 and $1,700, respectively. The estimated current portion of the accrued liability attributable to workers’ compensation is $649 and $585 as of January 1, 2017 and January 3, 2016, respectively, and is included in accounts payable and accrued expenses in the consolidated balance sheet. The estimated non-current portion is included in other non-current liabilities. The estimated liability for all other self-insurance programs is not discounted and is based on a number of assumptions and factors, including historical trends and actuarial assumptions. The accrued liability attributable to these other self-insurance programs is $347 and $266 as of January 1, 2017 and January 3, 2016, respectively, and is included in accounts payable and accrued expenses in the consolidated balance sheets.

To limit exposure to losses, the Company maintains stop-loss coverage through third-party insurers. The deductibles range from approximately $200 to $250 per claim.

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, “Accounting for Income Taxes,” which requires an asset and liability approach for financial accounting and reporting of income taxes. Under ASC Topic 740, income taxes are accounted for based upon the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry-forwards. The Company estimates its annual effective tax rate at each interim period based on the facts and circumstances available at that time while the actual effective tax rate is calculated at year-end. The Company is subject to income taxes in the US, Puerto Rico, Brazil, Netherlands and Mexico. In evaluating its ability to recover its deferred tax assets, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In projecting future taxable income, the Company begins with historical results adjusted for the results of discontinued operations and changes in accounting policies and incorporates assumptions including the amount of future state, federal and foreign pretax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates the Company uses to manage its underlying businesses. In evaluating the objective evidence that historical results provide, the Company considers three years of cumulative operating income (loss).

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

Income taxes relate to the Company’s domestic federal income tax, Puerto Rico income tax, tax in the Company’s foreign subsidiary in Brazil, tax in the Company’s consolidated joint venture in Mexico, tax in the Company’s foreign subsidiary in the Netherlands, margin tax and state tax in certain US jurisdictions. The provision for income taxes for the foreign subsidiary in Brazil is calculated under the presumed profits method. Under the presumed profits method, the tax authority applies a percentage of the foreign subsidiary’s revenue as the profit margin, and taxes the presumed profits at the current federal rate in Brazil.

The Company applies the authoritative guidance related to uncertainty in income taxes. The Company has concluded that there were no uncertain tax positions identified during its analysis. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense.

Share-Based Compensation

The Company measures share-based awards granted to employees and directors based on the fair value of the award on the date of grant. The fair value of stock option awards is determined using the Black-Scholes option-pricing model. The fair value of restricted stock awards is the fair value of the Company’s common stock on the date the restricted stock is awarded.

The fair value of the share-based awards is recognized as an expense, net of forfeitures, over the requisite service period, which is generally the vesting period of the respective award. For awards with both service and performance conditions, the expense is recognized using the graded vesting method. For awards with only service conditions, the expense is recognized using the straight-line method.

For liability-classified awards, compensation expense is recognized over the period during which services are rendered by the employee until completed. At the end of each financial reporting period prior to completion of the service, the fair value of these awards is re-measured using the then-current fair value of the Company’s common stock and updated assumption inputs in the Black-Scholes option-pricing model. The Company did not have any liability-classified awards outstanding as of January 1, 2017 or January 3, 2016.

The Company classifies share-based compensation expense in its consolidated statement of operations and comprehensive income (loss) in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified.

In March 2016, the FASB issued ASU 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 requires among other things that all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) to be recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity also should recognize excess tax benefits, and assess the need for a valuation allowance, regardless of whether the benefit reduces taxes payable in the current period. The ASU also requires excess tax benefits to be classified along with other income tax cash flows as an operating activity in the statement of cash flows. Additionally, the new guidance provides an accounting policy election to account for forfeitures as they occur. This new guidance is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The Company elected to early adopt ASU 2016-09 during the first quarter of Fiscal 2016 and elected to change its accounting policy to account for forfeitures as they occur as provided under ASU 2016-09. The adoption of this guidance did not a have material impact on the Company’s consolidated financial statements.

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

4. Recently Issued Accounting Standards

Recently issued accounting standards not included below are not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” The core principle of the standard is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU will replace most existing revenue recognition guidance in GAAP. New qualitative and quantitative disclosure requirements aim to enable financial statement users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The ASU permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," which defers the effective date of ASU 2014-09 by one-year for all entities. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. Additionally, in March 2016, the FASB issued ASU 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)," in April 2016, the FASB issued ASU 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing," and in May 2016, the FASB issued ASU 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients," all of which provide additional clarification on certain topics addressed in ASU 2014-09. This guidance will be effective for annual reporting periods beginning after December 15, 2017, including interim periods therein. Early adoption is permitted for annual reporting periods beginning after December 15, 2016, including interim periods therein. The Company has not yet selected a transition method or determined the effect, if any, that this ASU will have on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.

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

In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350).” ASU 2017-04 simplifies the subsequent measurement of goodwill by removing the second step of the two-step impairment test. The amendment requires an entity to perform its annual, or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. A goodwill impairment will be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The amendment should be applied on a prospective basis. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The adoption of this guidance will have no impact on the Company’s consolidated financial statements.

5. Joint Ventures

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

In May of 2015, the Mexican JV opened its first restaurant in Mexico City and opened its second restaurant in Mexico City in October 2016. Fogo Holdings recognized $127 and $120 in license fee income during Fiscal 2016 and Fiscal 2015, respectively. This income, and the related expense recognized by the Mexican JV, are eliminated in consolidated net income. The license fee expense, recognized by the Mexican JV, is included in net income (loss) attributable to the noncontrolling interest. The license fee income, recognized by Fogo Holdings, is included in net income attributable to Fogo de Chão, Inc.

Net income (loss) from the Mexican JV for Fiscal 2016, Fiscal 2015 and Fiscal 2014, have been allocated to the Company’s joint venture partner in accordance with the terms of the joint venture agreement. The assets of the consolidated joint venture are restricted for use only by the joint venture and are not available for the Company’s general operations.

The following table presents the consolidated assets and liabilities of the Mexican JV included within the Company’s consolidated balance sheets as of January 1, 2017 and January 3, 2016, respectively.

	January 1, 2017	January 3, 2016
Cash and cash equivalents	$43	$143
Accounts receivable	43	48
Inventories	117	103
Prepaid expenses and other assets	835	440
Property and equipment, net	1,912	1,668
Deferred tax assets, noncurrent	41	12
Total assets	$2,991	$2,414
Accounts payable and accrued expenses	$540	$263
Total liabilities	540	263
Fogo de Chão, Inc. investment in joint venture	236	208
Noncontrolling interest	2,215	1,943
Total owners' equity	2,451	2,151
Total liabilities and owners' equity	$2,991	$2,414

Accounts payable include $137 and $14 due to the Company as of January 1, 2017 and January 3, 2016, respectively, and are eliminated in consolidation.

Middle East

During the first quarter of Fiscal 2015, a wholly-owned subsidiary of the Company entered into a shareholders agreement with a non-related party to form FD Restaurants Ltd., a Cayman Islands exempted company (the “Middle East JV”), for the purposes of jointly developing, constructing and operating Brazilian style steakhouses under the “Fogo de Chão” name in certain locations in the United Arab Emirates, Qatar, Kuwait, Oman, Bahrain, the Kingdom of Saudi Arabia and Lebanon. Pursuant to the agreement, the Company will own 51% of the ownership interests in the Middle East JV and will be entitled to receive 50% of the profits of the Middle East JV after the parties recoup their initial contributions. The Company will be entitled to a license fee equal to a percentage of the annual gross revenue of each restaurant developed, constructed or operated by the Middle East JV. The Company accounts for its investment in the Middle East JV under the equity method as it has determined that it does not have a controlling interest in the Middle East JV since the Company will not have the power to direct activities that significantly impact the Middle East JV on a day-

to-day basis, but does have the ability to exercise significant influence. The Company’s consolidated financial statements do not include any amounts of license fee revenue attributable to the Middle East JV, as the construction of restaurants included in the joint venture are currently in process.

6. Property and Equipment, Net

Property and equipment, net consists of the following:

	January 1,	January 3,
	2017	2016
Land	$5,340	$5,340
Buildings	4,810	4,810
Leasehold improvements	157,669	133,559
Furniture, fixtures and equipment	24,973	20,081
Automobiles	120	101
Construction in progress	13,812	5,704
	206,724	169,595
Less: Accumulated depreciation	(47,874)	(32,908)
Property and equipment, net	$158,850	$136,687

Depreciation expense was $15,463, $12,201 and $11,349 for Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively.

Property and equipment attributable to the Company’s operations in the US (including the US Territory of Puerto Rico), accounted for 93% and 92% of total property and equipment, net (excluding land) at January 1, 2017 and January 3, 2016, respectively. Property and equipment attributable to the Company’s operations in Brazil accounted for 6% of total property and equipment, net (excluding land) at January 1, 2017 and at January 3, 2016. Land is solely attributable to the Company’s operations in the US.

7. Goodwill and Intangible Assets

The following is a reconciliation of the beginning and ending balances of goodwill:

	January 1, 2017	January 3, 2016
Goodwill
United States(a)	$172,441	$172,441
Brazil	62,663	62,663
Foreign exchange impact	(30,672)	(15,703)
Balance, beginning of year	204,432	219,401
Foreign exchange impact	6,718	(14,969)
Balance, end of year	$211,150	$204,432

(a)	Revised to correct for an error in the accounting for a prior period business acquisition resulting from the omission of a previously unidentified acquired asset. See Note 2.

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

Intangible assets include the following:

	January 1, 2017		January 3, 2016
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Non-compete agreements (definite-lived):
United States	$1,100	$(972)	$1,100	$(752)
Brazil	400	(353)	400	(273)
Foreign exchange impact	(152)	134	(195)	133
Non-compete agreements, net	1,348	(1,191)	1,305	(892)
Trade name (indefinite-lived):
United States	77,200		77,200
Brazil	30,100		30,100
Foreign exchange impact	(11,506)		(14,733)
Trade name	95,794	—	92,567	—
Total	$97,142	$(1,191)	$93,872	$(892)

Amortization expense for definite-lived intangibles was $266, $270 and $289 for Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively. Amortization expense for Fiscal 2017 is expected to be $157. These definite-lived intangible assets will be fully amortized in Fiscal 2017.

Goodwill and intangible assets of the Company’s Brazilian reporting unit are denominated in the Brazilian Real. These assets are translated into US dollars at the rate of exchange as of the applicable balance sheet date. As a result, the US dollar value of goodwill and intangibles is impacted by the fluctuation in the exchange rate.

8. Deferred Rent

Deferred rent consists of the following:

	January 1, 2017	January 3, 2016
Deferred rent	$7,610	$5,658
Tenant allowance	12,667	12,490
	20,277	18,148
Less: Current portion	(496)	(317)
Total, less current portion	$19,781	$17,831

Many of the Company’s operating leases contain rent escalations at various periods during the applicable lease term. The Company recognizes rental expense for minimum lease payments for these leases on a straight-line basis over the life of the lease. Any allowances from the landlord used for tenant improvements are reflected as property and equipment with a corresponding credit to a liability account. Amounts recorded to normal tenant improvements are depreciated over the lesser of the asset’s useful life or the lease term. The corresponding liability is amortized over the life of the lease.

Favorable lease assets and unfavorable lease liabilities:

	January 1, 2017	January 3, 2016
Favorable lease assets	$738	$738
Less: Accumulated amortization	(517)	(376)
Foreign exchange impact	(130)	(166)
Favorable lease assets, net	$91	$196
Unfavorable lease liabilities	$2,128	$2,128
Less: Accumulated amortization	(1,337)	(1,035)
Unfavorable lease liabilities, net	$791	$1,093

Favorable lease assets and unfavorable lease liabilities represent the difference between the market rates in effect for acquired leases compared to the various lease payments on individual operating leases. Favorable lease assets and unfavorable lease liabilities are amortized to rent expense on a straight-line basis over the lease term remaining at the time of the acquisition. The amortization of favorable lease assets increases rent expense, while the amortization of unfavorable lease liabilities decreases rent expense. The net decrease in rent expense, resulting from the amortization of favorable lease assets and unfavorable lease liabilities, was $188, $185 and $153 for Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively. Amortization of these lease assets and lease liabilities is expected to result in a net decrease in rent expense of approximately $165 for Fiscal 2017; $140 for Fiscal 2018; $97 for Fiscal 2019; $97 for Fiscal 2020 and $97 for Fiscal 2021. Favorable lease assets are included in other assets (noncurrent) in the consolidated balance sheets. Unfavorable lease liabilities are included in other noncurrent liabilities in the consolidated balance sheets.

9. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	January 1,	January 3,
	2017	2016
Accounts payable	$10,080	$8,959
Accrued capital expenditures	4,807	5,989
Deferred rent (current)	496	317
Payroll and payroll related	6,488	7,048
Interest payable	34	62
Sales and beverage taxes payable	2,634	2,445
Self-insurance reserves (current)	996	851
Income and other taxes payable	1,614	1,222
Other accrued expenses	2,308	2,014
Total	$29,457	$28,907

10. Long-Term Debt

Long-term debt consists of the following:

	January 1,	January 3,
	2017	2016
2015 Credit Facility:
Revolving Credit Facility	$150,000	$165,000
	150,000	165,000
Less: Current portion of long-term debt	—	—
Long-term debt, less current portion	$150,000	$165,000

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

The Company had previously amended its 2012 Credit Facility in April 2014, which resulted in a modification of Term Loan A. The Company recorded a loss on the modification of $3,090.

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

The Borrower and its restricted subsidiaries are subject to affirmative, negative and financial covenants, and events of default customary for facilities of this type (with customary grace periods, as applicable, and lender remedies). The covenants, among other things, restrict, subject to certain exceptions, the Borrower’s and each of its restricted subsidiary’s ability to (i) incur additional indebtedness, (ii) issue stock, (iii) create liens on assets, (iv) engage in mergers or consolidations, (v) sell assets, (vi) make investments, loans or advances, (vii) make certain acquisitions, (viii) engage in certain transactions with affiliates, (ix) authorize or pay dividends, (x) enter into certain restrictive agreements and (xi) change lines of business or fiscal year. In addition, the Borrower will be required to maintain two financial covenants, which include a maximum Total Rent Adjusted Leverage Ratio (at levels that vary until maturity) and a minimum Consolidated Interest Coverage Ratio. Beginning with the third quarter ending September 27, 2015 and through Fiscal 2016, these required ratios are 5.50 to 1 and 2.00 to 1, respectively. Starting in Fiscal 2017 and through Fiscal 2018, the Total Rent Adjusted Leverage Ratio may not be greater than 5.25 to 1 and the ratio will further reduce to 5.00 to 1 in Fiscal 2019 through maturity. The Consolidated Interest Coverage Ratio may not be less than 2.00 to 1 through maturity. The Company was in compliance with these covenants at January 1, 2017 and January 3, 2016.

Because the Company is not required to make principal payments on any outstanding balance under the Revolving Credit Facility until June 24, 2020, any outstanding balance is reported as non-current in the Company’s consolidated balance sheet as a component of long-term debt.

As of January 1, 2017, the Company had seven letters of credit outstanding for a total of $4,866; and $95,134 of available borrowing capacity under the 2015 Credit Facility.

Debt Issuance Costs

Debt issuance costs are amortized to interest expense over the term of the debt using the straight-line method for revolving debt over the terms of the related instruments. For the period leading to the IPO, the debt issuance costs associated with the previous term debt were amortized to interest expense using the effective interest method. Remaining unamortized debt issuance costs were $2,019 and $2,595 as of January 1, 2017 and January 3, 2016, respectively.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which changes the presentation of debt issuance costs in financial statements, requiring an entity to present such costs in the balance sheet as a direct deduction from the carrying amount of long-term debt, consistent with debt discounts or premiums. In August 2015, the FASB issued ASU 2015-15, which clarifies the treatment of debt issuance costs attributable to line-of-credit arrangements after the adoption of ASU 2015-03. In particular, ASU 2015-15 clarifies that the SEC staff would not object to an entity deferring and presenting debt issuance costs related to a line-of-credit arrangement as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of such arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-03 and ASU 2015-15 are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company adopted ASU 2015-03 and ASU 2015-15 as of April 3, 2016. The Company’s financial statement presentation was consistent with the guidance in ASU 2015-15. As a result, there was no impact to the Company’s consolidated balance sheet upon adoption. Unamortized debt issuance costs as of January 1, 2017 and January 3, 2016, which are attributable to the Company’s 2015 Credit Facility (revolving line-of-credit), are included in other assets (noncurrent) in the consolidated balance sheet. The adoption of this guidance did not have any impact on the Company's consolidated statements of operations or cash flows.

11. Share-Based Compensation

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

During the fourth quarter of Fiscal 2016, the Company granted stock options for the purchase 28,000 shares of common stock with a weighted average exercise price of $11.20. These stock options vest 25% on each of the first four anniversaries of the grant date, subject to the participant’s continued service with the Company through each such anniversary date. These stock options were granted under the 2015 Plan.

The weighted average grant-date fair value of stock options granted during Fiscal 2016, Fiscal 2015 and Fiscal 2014 was $4.25, $6.50 and $3.51, respectively.

The fair values of the stock options granted were estimated on the date of grant using the Black-Scholes option-pricing model. The following table sets forth the assumptions that the Company used to determine the fair value of the stock options granted, presented on a weighted-average basis:

Assumptions:	Fiscal 2016	Fiscal 2015	Fiscal 2014
Expected life (in years)	6.3	6.0	6.1
Risk-free interest rate	1.59%	1.86%	1.76%
Volatility	36%	30%	42%
Dividend yield	0%	0%	0%

Prior to the IPO, the Company was a privately held company and accordingly lacks sufficient company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on the historical volatility of a publicly-traded group of peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. The expected life of the options represents the estimated period of time until exercise and is based on historical experience of similar options, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. The expected life of the stock options granted during the second quarter of Fiscal 2015 and during the fourth quarter of Fiscal 2016 were calculated using the simplified method, which is an average of the contractual term of the option and its ordinary vesting period, as the Company does not have sufficient relevant historical data for determining the expected life of these stock option awards. The risk-free interest rate is determined by reference to the US Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

The following table summarizes the Company’s stock option activity for Fiscal 2016:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 3, 2016	2,324,727	$10.70
Granted	28,000	$11.20
Exercised	(12,423)	$8.06
Forfeited	(238,273)	$11.11
Outstanding at January 1, 2017	2,102,031	$10.68	6.1	$9,173
Vested (and exercisable) at January 1, 2017	1,498,710	$10.32	5.9	$6,815
Unvested at January 1, 2017	603,321	$11.56

The intrinsic value of stock options exercised during Fiscal 2016 totaled $109. The tax benefit realized on stock options exercised during Fiscal 2016 totaled approximately $28. No stock options were exercised during Fiscal 2015 or Fiscal 2014.

The aggregate intrinsic value represents the amount by which fair value of the Company’s stock exceeds the exercise price of the stock option.

As of January 1, 2017, the Company had an aggregate of $817 of unrecognized share-based compensation cost related to outstanding stock options, which is expected to be recognized over a weighted average period of 2.4 years.

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

The weighted average grant-date fair value of restricted stock granted during Fiscal 2016, Fiscal 2015 and Fiscal 2014 was $16.84, $13.14 and $10.78, respectively.

The following table summarizes the Company’s restricted stock activity for Fiscal 2016:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 3, 2016	166,469	$7.87
Issued	4,455	$16.84
Vested	(129,697)	$7.81
Forfeited	(16,219)	$7.64
Unvested at January 1, 2017	25,008	$9.90

The grant-date fair value of restricted stock that vested during Fiscal 2016, Fiscal 2015 and Fiscal 2014 totaled $1,014, $1,189 and $1,099, respectively.

As of January 1, 2017, the Company had an aggregate of $91 of unrecognized share-based compensation cost related to outstanding unvested restricted common stock, which is expected to be recognized over a weighted average period of 1.2 years.

Share-Based Compensation Expense

The Company recorded share-based compensation expense related to stock options and restricted stock in the following expense categories in its statements of operations and comprehensive income (loss):

	Fiscal 2016	Fiscal 2015	Fiscal 2014
Restaurant operating costs	$82	$1,795	$368
General and administrative costs	710	4,997	397
Total	$792	$6,792	$765

Shares Available

As of January 1, 2017, 302,572 and 1,056,350 shares remained available for future issuance under the 2012 Plan and 2015 Plan, respectively.

12. Employee Benefit Plan

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

13. Earnings Per Share

The following table sets forth the computations of basic and diluted earnings per share:

	Fiscal 2016	Fiscal 2015	Fiscal 2014
Net income attributable to Fogo de Chão, Inc.	$24,437	$27,865	$17,555
Basic weighted average shares outstanding	28,119,196	25,519,312	22,697,106
Effect of dilutive securities:
Unvested restricted stock	103,277	255,857	316,376
Stock options	600,143	548,946	2,979
Diluted weighted average number of shares outstanding	28,822,616	26,324,115	23,016,461
Basic earnings per share	$0.87	$1.09	$0.77
Diluted earnings per share	$0.85	$1.06	$0.76

The Company excluded stock options to purchase 2.2 million shares of common stock from the computation of diluted earnings per share for Fiscal 2014. These options have performance-based vesting conditions related to a Liquidity Event, as that term is defined in the stock option award agreement. Because these stock options do not vest unless the performance-based vesting condition is met, they would only be included in the computation of diluted earnings per share if the performance-based vesting condition had been satisfied or would have been satisfied as of the reporting date. Because the performance-based vesting condition had not been satisfied and would not have been satisfied as of December 28, 2014 they have been excluded from the calculation of diluted earnings per share for Fiscal 2014.

The Company excluded stock options to purchase 0.7 million shares of common stock from the computation of diluted earnings per share for Fiscal 2016 and excluded stock options to purchase 0.2 million shares of common stock from the computation of diluted earnings per share for Fiscal 2015, because their inclusion would have been anti-dilutive.

The Company excluded 2,228, 3,386 and 4,632 of unvested restricted stock from the computation of diluted earnings per share for Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively, because their inclusion would have been anti-dilutive.

14. Income Taxes

The following table summarizes the income from continuing operations before income taxes in the following jurisdictions for Fiscal 2016, Fiscal 2015 and Fiscal 2014:

	Fiscal 2016	Fiscal 2015	Fiscal 2014
United States	$27,033	$4,284	$8,692
Foreign	9,186	9,545	15,572
	$36,219	$13,829	$24,264

Income Tax Provision

The income tax expense (benefit) from continuing operations, for Fiscal 2016, Fiscal 2015 and Fiscal 2014 consists of the following:

	Fiscal 2016	Fiscal 2015	Fiscal 2014
Current tax expense
US Federal	$—	$—	$—
State and local	869	248	239
Foreign	2,287	1,889	2,388
Total current tax expense	3,156	2,137	2,627
Deferred tax expense (benefit)
US Federal	8,024	(15,541)	4,117
State and local	780	(422)	247
Foreign	(3)	(342)	—
Total deferred tax expense (benefit)	8,801	(16,305)	4,364
Income tax expense (benefit)	$11,957	$(14,168)	$6,991

Effective and Statutory Rate Reconciliation

The following table summarizes a reconciliation of income tax expense (benefit) for continuing operations, calculated at the US statutory federal income tax rate of 35%, to total income tax expense (benefit) for Fiscal 2016, Fiscal 2015 and Fiscal 2014:

	Fiscal 2016	Fiscal 2015	Fiscal 2014
Income tax expense at federal statutory rate	$12,677	$4,840	$8,549
Increases/(Decreases) due to:
State income taxes, net of federal benefit	1,344	(261)	472
Puerto Rico taxes	67	(19)	—
Share-based compensation	78	265	258
Employment credits	991	961	858
Change in estimate	(86)	527	—
Differences due to other non-deductible expenses	239	216	(635)
Foreign tax rate differential	(1,150)	(1,750)	(3,138)
Employment credits generated	(2,833)	(2,746)	(2,146)
Unremitted earnings	—	(13,198)	5,063
Change in valuation allowance	—	(2,677)	(1,715)
Out-of-period adjustment	—	(308)	(575)
Subpart F income	639	—	—
Other	(9)	(18)	—
Total income tax expense (benefit), net	$11,957	$(14,168)	$6,991

The significant components of the difference between the Fiscal 2016 statutory tax rate and the annual effective tax rate are attributable to FICA tip credits, statutory tax rate differential between foreign jurisdictions and the US, subpart F income, nondeductible expenses, and state taxes. The significant components of the difference between the Fiscal 2015 statutory tax rate and the annual effective tax rate are attributable to change in assertion regarding unremitted foreign earnings, the change in valuation allowances, FICA tip credits, statutory tax rate differential between foreign jurisdictions and the US, change in prior year estimates related to the deductible amount of costs incurred in connection with the IPO, nondeductible expenses, and state taxes.

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

Significant components of deferred tax assets and liabilities as of January 1, 2017 and January 3, 2016 are as follows:

	January 1, 2017	January 3, 2016
Deferred tax assets
Deferred revenue	$1,205	$1,044
Tenant allowances	4,840	4,839
Capitalized transaction costs	2,276	2,539
Deferred rent liability	3,206	2,402
Net operating loss carryforwards	4,992	8,824
FICA tip credit carryforward	10,782	8,164
Favorable/Unfavorable leases	290	380
Accrued expenses	808	892
Share-based compensation	2,517	2,381
AMT credit carryforward	771	556
Other	141	42
Total deferred tax assets	31,828	32,063
Deferred tax liabilities
Tax depreciation in excess of book depreciation	(14,798)	(10,839)
Goodwill and intangible assets	(38,428)	(33,915)
Other	(96)	—
Total deferred tax liabilities	(53,322)	(44,754)
Net deferred tax liabilities	$(21,494)	$(12,691)

The Company has net deductible goodwill for income tax purposes of $71,954 at January 1, 2017.

The Company’s deferred tax asset at January 3, 2016 of $8,824 related to net operating loss carryforwards was net of unrealized excess tax benefits related to share-based compensation. In March 2016, the FASB issued ASU 2016-09 that changes the accounting for certain aspects of share-based payments to employees. The new guidance requires excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled. The new guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted. The Company elected to early adopt the provisions of this new standard effective with the interim period ended April 3, 2016 (Q1) on a prospective basis. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

The Company has gross US federal net operating loss carryforwards in the amount of $12,701 at January 1, 2017 and $21,937 at January 3, 2016. These carryforwards will begin to expire in 2033. The Company has foreign net operating losses of $405 at January 1, 2017 and $576 at January 3, 2016 which will begin to expire in 2023. The Company has state net operating loss carryforwards in various states in the amount of $9,378 that expire over the next 19 years. The Company has AMT credit carryforwards of $771 that can be carried forward indefinitely, as well as federal general business tax credit carryforwards of approximately $10,782 which begin to expire in 2032. Immediately before expiration, unused credits may be claimed as a deduction in the following year.

On July 21, 2012, the Company purchased 100% of the interest in Fogo de Chão Churrascaria (Holdings) LLC, a Delaware limited liability company from FC Holdings Inc. This event constitutes a change in ownership for purposes of Section 382 of the Internal Revenue Code (“IRC”). As a result, the amount of pre-change net operating losses (“NOLs”) and other tax attributes that are available to offset future taxable income are subject to an annual limitation. The annual limitation is based on the value of the corporation as of the effective date of the acquisition. As of December 28, 2014, the Company’s cumulative limitation was in excess of NOLs subject to Section 382 and tax credits subject to Section 383 of the IRC. The Company utilized all NOLs subject to Section 382 in its December 28, 2014 Federal tax return and expects to utilize all remaining credits subject to Section 383 in its January 1, 2017 Federal tax return. Subsequent ownership changes may result in further limitation on the Company’s ability to utilize existing NOLs and other tax attributes.

The Company had historically provided deferred taxes under ASC 740-30-25, formerly APB 23, for the presumed repatriation to the US earnings from the Company’s Brazilian subsidiaries. In June 2015, the Company asserted that undistributed net earnings of its Brazilian subsidiaries would be indefinitely reinvested in operations outside the US. This was primarily driven by a reduction in debt service costs on a forward basis as a result of the IPO. Additionally, future US cash projections and the Company’s intent to continue investing in restaurants in foreign jurisdictions with cash generated in those jurisdictions, drove the Company’s decision to make the assertion. As a result of the change in assertion, the Company reduced its deferred tax liabilities related to undistributed foreign earnings by $13,877. In 2016, the Company effectuated an internal restructuring whereby it created a new Dutch holding company, FDC Netherlands Cooperatief U.A. (“Fogo COOP”) and contributed all of its Brazilian subsidiaries down below Fogo COOP and then made contemporaneous check-the-box elections to treat these subsidiaries as disregarded entities or branches of Fogo COOP. For US federal income tax purposes, this transaction was structured as a tax-free reorganization under section 368(a)(1)(D) or (F). Following, the internal restructuring, Fogo COOP is treated as the regarded or separate legal entity for US federal income tax purposes and the Brazilian entities are branches or divisions of Fogo COOP. Consequently, income or losses earned by the Brazilian entities are deemed to be earned by Fogo COOP for US federal income tax purposes.

The Company considers the undistributed earnings related to Fogo COOP (and indirectly the earnings of its Brazilian disregarded entities as well as the earnings related to its majority interest in its Mexican joint ventures) to be indefinitely reinvested and are expected to continue to be indefinitely reinvested. Accordingly, no provision for US income and additional foreign taxes has been recorded on aggregate undistributed earnings of $44,040 as of January 1, 2017. If there is a change in assertion regarding indefinite or permanent reinvestment of the undistributed earnings of the Company’s Dutch subsidiary, the Company would record a deferred tax liability attributable to those undistributed earnings in the amount of approximately $15,400. As of January 1, 2017, $21,717 in cash and cash equivalents is held indirectly in Brazil by Fogo COOP’s Brazilian disregarded entities, and $1,059 in cash and cash equivalents is held directly in the Netherlands by Fogo COOP, which could be subject to additional taxes if repatriated to the US.

ASC 740 requires that the Company reduce its deferred income tax assets by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that all or a portion of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. In 2015, the Company made the decision to release its valuation allowance against its net deferred tax asset. The decision to release the valuation allowance was triggered in conjunction with the IPO. Reduced debt service costs and historic cumulative earnings (US pretax income plus permanent tax differences) were all sources of positive evidence that led the Company to believe that it was more likely than not that it would be able to realize its net deferred tax assets. No valuation allowance was recorded as of January 3, 2016.

Changes in the valuation allowance for deferred tax assets were as follows:

	Fiscal 2016	Fiscal 2015
Valuation allowance as of the beginning of the year	$—	$2,837
Charge as (benefit) expense to income tax provision	—	(2,837)
Changes to other comprehensive income	—	—
Valuation allowance as of end of year	$—	$—

As of January 1, 2017, the Company had no unrecognized tax benefits. The Company is subject to income taxes in the US federal jurisdiction and various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company has considered whether there are any uncertain tax positions, and has determined that there are no such uncertain tax positions.

The Company is potentially subject to income tax audits in numerous jurisdictions in the US and internationally until the applicable statute of limitations expires. The following is a summary of tax years potentially subject to examination and/or adjustment in the significant tax and business jurisdictions in which the company operates:

Jurisdiction	Tax Years Subject to Examination
United States (Federal, state, local)	2012 - 2015
Brazil	2010 - 2015
Puerto Rico	2014 - 2015
Mexico	2015
Netherlands	2015

15. Commitments and Contingencies

Lease Commitments

The Company leases its corporate office and various of its restaurant locations under non-cancelable operating leases. These leases have initial lease terms of between ten and twenty years and can be extended generally in five-year increments. These leases generally provide for minimum annual rental payments that are subject to periodic escalations that are fixed or based, in some cases, upon increases in specific inflation indexes as stipulated in the non-cancelable operating lease.

Certain lease arrangements have contingent rental payments based on net sales thresholds per the lease agreement. Accrued liability for contingent rent was $197 and $196 as of January 1, 2017 and January 3, 2016, respectively. These balances are included in accounts payable and accrued expenses in the consolidated balance sheets.

Future minimum lease payments for non-cancelable leases (excluding contingent rental payments) are as follows:

2017	$20,540
2018	21,963
2019	21,261
2020	20,913
2021	20,473
Thereafter	101,627
Total	$206,777

Future minimum lease payments attributable to all locations in Brazil contain annual escalations that are tied to the IGPM inflation index. These payments, which will be made in the functional currency of the country, have been estimated using the period-end currency exchange rate and the prevailing IGPM index rate for 2017. Future minimum lease payments attributable to one location in Mexico contain annual escalations that are tied to the US CPI-U index. These payments, which will be made in the functional currency of the country, have been estimated using the period-end currency exchange rate and the US CPI-U index rate existing at the time of the lease was executed.

Rent expense, attributable to non-cancelable operating leases for the Company’s corporate office and restaurant locations, for Fiscal 2016, Fiscal 2015 and Fiscal 2014, was $21,025, $18,384 and $16,875, respectively, including contingent rent of $180, $217 and $159 for Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively. Favorable lease assets and liabilities are amortized to rent expense on a straight-line basis over each respective operating lease term. The amortization of favorable lease assets increases rent expense, while the amortization of unfavorable lease liabilities decreases rent expense. The net decrease in rent expense, resulting from the amortization of these favorable lease assets and unfavorable lease liabilities, was $188, $185 and $153 for Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively. Amortization of these lease assets and lease liabilities is expected to result in a net decrease in rent expense of approximately $165 for Fiscal 2017; $140 for Fiscal 2018; $97 for Fiscal 2019; $97 for Fiscal 2020; and $97 for Fiscal 2021.

Litigation

The Union of Workers in Hotels, Apart-Hotels, Motels, Flats, Restaurants, Bars, Snack Bars and Similar in São Paulo and the Region (the “Union”) brought claims in 2011 on behalf of certain employees of one of the Company’s Sao Paulo restaurants asserting that the restaurant charged mandatory tips and did not properly calculate compensation payable to or for the benefit of those employees. The claims were initially dismissed in 2011 but the Union pursued various appeals of its claims. A regional labor court rendered a decision in 2014 that partially granted one of the Union appeals and ordered the restaurant to make unquantified payments based on its determination that the restaurant charged mandatory tips. At that time, the restaurant recorded a reserve of R$100,000 (Brazilian Real), the amount established by the judge for the calculation of court fees. The restaurant appealed to the superior labor court, which did not grant the appeal. The decision of the regional labor court became final in November 2015 and the claims were remitted to the first labor court to proceed with the next phase of the matter. The Company is currently engaged in the delivery of documents and information to, and negotiations with, the Union. At this time, the Company does not know how many employees could be affected or the relevant time period for, or the appropriate method of, calculating any amounts that may be payable. In light of the foregoing and the inherent uncertainties involved in Brazilian labor matters, the Company is currently unable to reasonably estimate the possible loss or a range of possible losses that may result from the Union’s claims. An adverse outcome could materially and adversely affect the Company’s financial condition, results of operations or cash flows in any particular reporting period.

The Company is currently involved in various other claims, investigations and legal actions that arise in the ordinary course of its business, including claims and investigations resulting from employment-related matters. None of these matters, many of which are covered by insurance, has had a material effect on the Company. The Company is not party to any material pending legal proceedings and is not aware of any claims that could have a material adverse effect on its business, financial condition, results of operations or cash flows. However, a significant increase in the number of these claims or an increase in amounts owing under successful claims could materially and adversely affect the Company’s business, financial condition, results of operations or cash flows.

16. Concentration Risk

The Company relies on one distributor for substantially all of its beef purchases for its operations in the US. However, the Company believes the products purchased through this distributor are widely available at similar prices from multiple distributors. The Company does not anticipate any significant risk to its business in the event that this distributor is no longer available to provide goods or services. However, a change in suppliers could potentially result in different costs.

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

The following table presents the financial information of the Company’s operating segments for Fiscal 2016, Fiscal 2015 and Fiscal 2014.

	Fiscal 2016	Fiscal 2015	Fiscal 2014
Revenue
United States(a)	$245,543	$227,209	$200,010
Brazil	42,753	44,425	62,270
Total revenue	$288,296	$271,634	$262,280
Restaurant contribution
United States	$72,279	$70,651	$63,003
Brazil	13,495	14,544	22,118
Total segment restaurant contribution	$85,774	$85,195	$85,121

(a)

Includes $3,826 and $3,659 for Fiscal 2016 and Fiscal 2015, respectively, attributable to the joint venture in Mexico and includes $4,239 and $4,450 for Fiscal 2016 and Fiscal 2015, respectively, attributable to the Company’s restaurant in Puerto Rico.

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

The following table sets forth the reconciliation of total segment restaurant contribution to income from operations for Fiscal 2016, Fiscal 2015 and Fiscal 2014.

	Fiscal 2016	Fiscal 2015	Fiscal 2014
Total segment restaurant contribution	$85,774	$85,195	$85,121
Marketing and advertising costs	7,132	6,618	5,585
General and administrative costs	20,576	32,566	21,419
Pre-opening costs	3,580	4,858	1,951
Loss on extinguishment of debt	—	5,991	3,090
Non-cash impairment charges	320	—	—
Depreciation and amortization	15,729	12,471	11,638
Other operating (income) expense, net	21	(291)	46
Total other operating costs and expenses	47,358	62,213	43,729
Income from operations	$38,416	$22,982	$41,392

The table below sets forth the property and equipment attributable to each segment as of January 1, 2017 and January 3, 2016.

	January 1,	January 3,
	2017	2016
Property and equipment, net
United States(a)	$148,161	$127,351
Brazil	9,668	8,446
Total segment property and equipment, net	157,829	135,797
Corporate office(b)	1,021	890
Total property and equipment, net	$158,850	$136,687

(a)

Property and equipment, net as of January 1, 2017 and January 3, 2016, includes $1,912 and $1,668, respectively, attributable to the joint venture in Mexico and includes $3,370 and $3,728, respectively, attributable to the Company’s restaurant in Puerto Rico.

(b)	Property and equipment, net attributable to the Company’s corporate office in the US.

The table below sets forth the capital expenditures attributable to each segment during Fiscal 2016, Fiscal 2015 and Fiscal 2014.

	Fiscal 2016	Fiscal 2015	Fiscal 2014
Capital expenditures
United States(a)	$34,519	$36,165	$16,779
Brazil	1,659	3,595	1,175
Total capital expenditures(b)	$36,178	$39,760	$17,954

(a)

Amount for Fiscal 2016 and Fiscal 2015 includes $845 and $1,106, respectively, attributable to the joint venture in Mexico. For all periods presented, amount excludes capital expenditures attributable to the Company's corporate office in the US.

(b)	Total capital expenditures include non-cash capital expenditures included within accounts payable and accrued expenses as of the end of the period.

The table below sets forth total assets as of January 1, 2017 and January 3, 2016.

	January 1,	January 3,
	2017	2016
Total assets
United States(a)	$427,049	$411,461
Brazil	95,346	73,116
Total assets	$522,395	$484,577

(a)

Total assets as of January 1, 2017 and January 3, 2016 include total assets of $2,991 and $2,414, respectively, attributable to the joint venture in Mexico that may only be used to settle the obligations of the joint venture. For both periods presented, total assets include assets attributable to the Company’s corporate office in the US and assets that are not directly attributable to restaurant operations.

18. Condensed Financial Information for Parent Company

Fogo de Chão, Inc. has no material assets or standalone operations other than its ownership in Brasa Holdings and its subsidiaries.

The 2015 Credit Facility agreement includes restrictions on Fogo de Chão, Inc.’s ability to obtain funds from any of its subsidiaries through dividends, loans or advances. Accordingly, this condensed financial information has been presented on a “Parent-only” basis. Under a Parent-only presentation, Fogo de Chão, Inc.’s investments in its consolidated subsidiaries are presented under the equity method of accounting.

The following tables present the financial position of Fogo de Chão, Inc. as of January 1, 2017 and January 3, 2016, and the results of its operations for Fiscal 2016, Fiscal 2015 and Fiscal 2014.

	January 1,	January 3,
	2017	2016
Assets:
Investments in Brasa (Holdings) Inc. and its subsidiaries	$290,644	$250,611
Total assets	$290,644	$250,611
Shareholders' Equity:
Preferred stock, $0.01 par value, 15,000,000 shares authorized, no shares issued and outstanding as of January 1, 2017 and January 3, 2016	$—	$—
Common stock, $0.01 par value, 200,000,000 shares authorized, 28,211,586 and 28,069,466 shares issued and outstanding as of January 1, 2017 and January 3, 2016, respectively	282	281
Additional paid-in capital	275,237	274,344
Accumulated earnings	59,888	35,451
Accumulated other comprehensive loss	(44,763)	(59,465)
Total shareholders' equity	$290,644	$250,611

	Fiscal 2016	Fiscal 2015	Fiscal 2014
Equity in net income of Brasa (Holdings) Inc. and its subsidiaries	$24,437	$27,865	$17,555
Net income attributable to Fogo de Chão, Inc.	24,437	27,865	17,555
Other comprehensive income (loss)	14,702	(29,745)	(14,561)
Comprehensive income (loss)	$39,139	$(1,880)	$2,994
Basic earnings per share	$0.87	$1.09	$0.77
Diluted earnings per share	$0.85	$1.06	$0.76
Basic weighted average shares outstanding	28,119,196	25,519,312	22,697,106
Diluted weighted average shares outstanding	28,822,616	26,324,115	23,016,461

There were no cash flows at the parent company during Fiscal 2016, Fiscal 2015 or Fiscal 2014.

19. Related-Party Transactions

The Company and its wholly-owned subsidiaries entered into an agreement with an affiliated entity of its private equity fund owners (“Sponsor”) to provide management, consulting and financial and other advisory services to the Company (the “Advisory Services Agreement”). The Advisory Services Agreement required the Company to pay Sponsor a non-refundable periodic retainer fee in an amount per year of the greater of $750 or 1.50% of Consolidated EBITDA, as defined in the Advisory Services Agreement, for the immediately preceding fiscal year. The Advisory Services Agreement was terminated upon the consummation of the IPO and the Company paid a one-time fee of $7,544 to terminate the Advisory Services Agreement. Prior to the termination of the Advisory Services Agreement, the Company recorded $593 and $781 of expense during Fiscal 2015 and Fiscal 2014, respectively, attributable to periodic retainer fees. These amounts, including the one-time termination fee, are included in general and administrative costs in the consolidated statements of operations and comprehensive income (loss). The Company had no outstanding payable due Sponsor at January 3, 2016 related to the Advisory Services Agreement.

In February 2015, the Company entered into three Director Securities Purchase Agreements pursuant to which the Company issued and sold to three independent directors 9,292 shares of common stock each, at a purchase price of $10.78 per share.

20. Quarterly Financial Data (unaudited)

The following tables set forth certain unaudited consolidated financial information for each of the four quarters in Fiscal 2016 and Fiscal 2015 (in thousands, except share per share data):

	Fiscal 2016
	Q4	Q3	Q2	Q1
	(13 weeks)	(13 weeks)	(13 weeks)	(13 weeks)
Revenue	$80,877	$69,012	$69,550	$68,857
Income from operations	$12,102	$7,237	$9,728	$9,349
Net income	$7,712	$4,492	$6,066	$5,992
Net income attributable to Fogo de Chão, Inc.	$7,698	$4,579	$6,190	$5,970
Earnings per common share attributable to Fogo de Chão, Inc.:
Basic	$0.27	$0.16	$0.22	$0.21
Diluted	$0.27	$0.16	$0.21	$0.21
Weighted average common shares outstanding:
Basic	28,193,400	28,119,343	28,086,942	28,077,537
Diluted	28,751,247	28,743,358	28,880,226	28,916,072

	Fiscal 2015
	Q4	Q3	Q2	Q1
	(14 weeks)	(13 weeks)	(13 weeks)	(13 weeks)
Revenue	$77,496	$60,969	$68,210	$64,959
Income (loss) from operations	$13,244	$8,665	$(8,444)	$9,517
Net income	$13,051	$7,959	$2,481	$4,506
Net income attributable to Fogo de Chão, Inc.	$12,941	$7,798	$2,461	$4,665
Earnings per common share attributable to Fogo de Chão, Inc.:
Basic	$0.46	$0.28	$0.11	$0.20
Diluted	$0.45	$0.27	$0.10	$0.20
Weighted average common shares outstanding:
Basic	28,021,576	27,914,782	23,120,019	22,828,371
Diluted	28,926,777	29,223,549	23,852,895	23,093,016

Q4 Fiscal 2016

During the fourth quarter of Fiscal 2016, the Company recognized a $320 non-cash impairment charge related to the reduction in the carrying value of an underperforming restaurant in Brazil. See Note 3.

Q1 Fiscal 2015

During the first quarter of Fiscal 2015, the Company recognized a $308 discrete tax benefit related to a true-up of the deferred tax asset on Fiscal 2014 alternative minimum tax credits. See Note 14.

Q2 Fiscal 2015

Upon the closing of the IPO the Company recognized $5,658 of compensation expense attributable to options with both time and Liquidity Event vesting conditions. See Note 11.

Upon the consummation of the IPO the Company paid a one-time fee of $7,544 to terminate an advisory services agreement. See Note 19.

In connection with the closing of the IPO, the Company refinanced its existing 2012 Credit Facility and entered into the new 2015 Credit Facility. Upon the closing of the IPO, the Company drew down monies under the 2015 Credit Facility and used those borrowings, along with the net proceeds from the IPO, to repay the outstanding existing debt under the 2012 Credit Facility. The Company recorded a loss of $5,991 on the extinguishment of the 2012 Credit Facility in Q2 of Fiscal 2015. See Note 10.

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