Form 10-Q
period 2017-04-02
Fogo de Chao, Inc.
filed 2017-05-08
CIK 1627487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑ (Do not check if a small reporting company)	Small reporting company	☐

Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of May 5, 2017 the registrant had 28,212,744 shares of common stock, $0.01 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Fogo de Chão, Inc.

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share and par value amounts)

	April 2,	January 1,
	2017	2017
Assets
Current assets:
Cash and cash equivalents	$33,111	$31,275
Accounts receivable	7,821	10,082
Other receivables	2,445	1,460
Inventories	4,766	4,647
Prepaid expenses and other current assets	3,552	3,763
Total current assets	51,695	51,227
Property and equipment, net	161,588	158,850
Prepaid rent	785	772
Goodwill	213,039	211,150
Intangible assets, net	96,791	95,951
Liquor licenses	1,184	1,184
Other assets	2,815	2,917
Deferred tax assets	360	344
Total assets(a)	$528,257	$522,395
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$25,747	$29,457
Deferred revenue	5,458	6,344
Total current liabilities	31,205	35,801
Deferred rent	22,098	19,781
Long-term debt, less current portion	147,000	150,000
Other noncurrent liabilities	2,112	2,116
Deferred taxes	23,333	21,838
Total liabilities(a)	225,748	229,536
Commitments and contingencies (Note 12)
Equity:
Fogo de Chão, Inc. shareholders' equity:
Preferred stock, $0.01 par value, 15,000,000 shares authorized, no shares issued and outstanding as of April 2, 2017 and January 1, 2017, respectively	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 28,212,744 and 28,211,586 shares issued and outstanding as of April 2, 2017 and January 1, 2017, respectively	282	282
Additional paid-in capital	275,386	275,237
Accumulated earnings	64,927	59,888
Accumulated other comprehensive loss	(40,377)	(44,763)
Total Fogo de Chão, Inc. shareholders' equity	300,218	290,644
Noncontrolling interests	2,291	2,215
Total equity	302,509	292,859
Total liabilities and equity	$528,257	$522,395

(a)

Consolidated assets as of April 2, 2017 and January 1, 2017 include total assets of $3,107 and $2,991, respectively, attributable to a consolidated joint venture that can only be used to settle the obligations of the joint venture. Consolidated liabilities as of April 2, 2017 and January 1, 2017 include total liabilities of $429 and $403 attributable to the consolidated joint venture. See Note 6.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Fogo de Chão, Inc.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income

(in thousands, except share and per share amounts)

	Thirteen Week Periods Ended
	April 2,	April 3,
	2017	2016
Revenue	$76,355	$68,857
Restaurant operating costs:
Food and beverage costs	21,428	19,184
Compensation and benefit costs	18,636	16,175
Occupancy and other operating expenses (excluding depreciation and amortization)	15,097	12,674
Total restaurant operating costs	55,161	48,033
Marketing and advertising costs	1,795	1,658
General and administrative costs	5,506	5,618
Pre-opening costs	1,314	508
Depreciation and amortization	4,504	3,746
Other operating (income) expense, net	167	(55)
Total costs and expenses	68,447	59,508
Income from operations	7,908	9,349
Other income (expense):
Interest expense, net of capitalized interest	(1,161)	(1,126)
Interest income	717	395
Other income (expense), net	7	—
Total other income (expense), net	(437)	(731)
Income before income taxes	7,471	8,618
Income tax expense	2,512	2,626
Net income	4,959	5,992
Less: Net income (loss) attributable to noncontrolling interest	(80)	22
Net income attributable to Fogo de Chão, Inc.	$5,039	$5,970
Net income	$4,959	$5,992
Other comprehensive income:
Currency translation adjustment	4,619	7,903
Total other comprehensive income	$4,619	$7,903
Comprehensive income	9,578	13,895
Less: Comprehensive income attributable to noncontrolling interest	153	25
Comprehensive income attributable to Fogo de Chão, Inc.	$9,425	$13,870
Earnings per common share attributable to Fogo de Chão, Inc.:
Basic	$0.18	$0.21
Diluted	$0.17	$0.21
Weighted average common shares outstanding:
Basic	28,212,489	28,077,537
Diluted	28,846,996	28,916,072

The accompanying notes are an integral part of these condensed consolidated financial statements.

Fogo de Chão, Inc.

Unaudited Condensed Consolidated Statement of Shareholders’ Equity

(in thousands, except share amounts)

			Additional		Accumulated Other	Fogo de Chão, Inc.
	Common Stock		Paid-In	Accumulated	Comprehensive	Shareholders'	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Loss	Equity	Interests	Equity
January 3, 2016	28,069,466	$281	$274,344	$35,451	$(59,465)	$250,611	$1,943	$252,554
Net income	—	—	—	5,970	—	5,970	22	5,992
Restricted shares vested	9,917	—	—	—	—	—	—	—
Share-based compensation	—	—	127	—	—	127	—	127
Currency translation adjustment	—	—	—	—	7,900	7,900	3	7,903
Contributions from noncontrolling interests	—	—	—	—	—	—	3	3
Distributions to noncontrolling interests	—	—	—	—	—	—	(242)	(242)
April 3, 2016	28,079,383	$281	$274,471	$41,421	$(51,565)	$264,608	$1,729	$266,337
Net income (loss)	—	—	—	18,467	—	18,467	(197)	18,270
Restricted shares vested	119,780	1	—	—	—	1	—	1
Stock option exercise	12,423	—	101	—	—	101	—	101
Share-based compensation	—	—	665	—	—	665	—	665
Currency translation adjustment	—	—	—	—	6,802	6,802	(444)	6,358
Contributions from noncontrolling interests	—	—	—	—	—	—	1,822	1,822
Distributions to noncontrolling interests	—	—	—	—	—	—	(695)	(695)
January 1, 2017	28,211,586	$282	$275,237	$59,888	$(44,763)	$290,644	$2,215	$292,859
Net income (loss)	—	—	—	5,039	—	5,039	(80)	4,959
Restricted shares vested	1,158	—	—	—	—	—	—	—
Share-based compensation	—	—	149	—	—	149	—	149
Currency translation adjustment	—	—	—	—	4,386	4,386	233	4,619
Contributions from noncontrolling interests	—	—	—	—	—	—	8	8
Distributions to noncontrolling interests	—	—	—	—	—	—	(85)	(85)
April 2, 2017	28,212,744	$282	$275,386	$64,927	$(40,377)	$300,218	$2,291	$302,509

The accompanying notes are an integral part of these condensed consolidated financial statements.

Fogo de Chão, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Thirteen Week Periods Ended
	April 2,	April 3,
	2017	2016
Cash flows from operating activities:
Net income	$4,959	$5,992
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation of property and equipment	4,436	3,681
Amortization of definite-lived intangibles	68	65
Amortization of favorable/unfavorable leases	(46)	(48)
Amortization of debt issuance costs	145	144
Deferred income taxes	1,478	1,622
Share-based compensation expense	149	127
Loss on disposal of property and equipment	9	29
Changes in operating assets and liabilities:
Accounts and other receivables	1,482	3,492
Prepaid expenses and other assets	253	(137)
Inventories	(41)	278
Accounts payable and accrued expenses	(1,967)	(3,155)
Income taxes payable, net of receivables	466	387
Accrued interest	2	(1)
Deferred revenue	(905)	(559)
Deferred rent and tenant allowance	2,476	88
Net cash flows provided by operating activities	12,964	12,005
Cash flows from investing activities:
Purchase liquor licenses	—	(352)
Capital expenditures	(9,123)	(11,348)
Net cash flows used in investing activities	(9,123)	(11,700)
Cash flows from financing activities:
Repayments, 2015 Credit Facility	(3,000)	(5,000)
Contributions from noncontrolling interest	8	3
Distributions to noncontrolling interest	(85)	(242)
Net cash flows used in financing activities	(3,077)	(5,239)
Effect of foreign exchange rates on cash and cash equivalents	1,072	1,435
Net increase (decrease) in cash and cash equivalents	1,836	(3,499)
Cash and cash equivalents at beginning of period	31,275	24,919
Cash and cash equivalents at end of period	$33,111	$21,420
Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest paid, net of amounts capitalized	$1,004	$963
Income taxes, net of refunds	$497	$665
Non-cash activities:
Capital expenditures included in accounts payable and accrued expenses	$2,227	$2,655

The accompanying notes are an integral part of these condensed consolidated financial statements.

Fogo de Chão, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

1. Description of Business

Fogo de Chão, Inc. and its subsidiaries (the “Company”) operate upscale Brazilian churrascaria steakhouses under the brand of Fogo de Chão. As of April 2, 2017, the Company operated, through its subsidiaries, 35 restaurants in the United States (including one restaurant in the US Territory of Puerto Rico), 10 restaurants in Brazil and two joint venture restaurants in Mexico.

Fogo de Chão, Inc. is a holding company with no assets or operations of its own. The Company owns 100% of Brasa (Purchaser) Inc. (“Brasa Purchaser”), which owns Brasa (Holdings) Inc. (“Brasa Holdings”). Brasa Holdings owns Fogo de Chão (Holdings) Inc. (“Fogo Holdings”), which owns the Company’s domestic and foreign operating subsidiaries.

2. Basis of Presentation

Interim Financial Statements

Certain information and footnote disclosures normally included in audited consolidated financial statements presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (the “SEC”). Due to the seasonality of the Company’s business, results for any interim financial period are not necessarily indicative of the results that may be achieved for a full fiscal year. In addition, quarterly results of operations may be impacted by the timing and amount of sales and costs associated with the opening of new restaurants. These interim unaudited consolidated financial statements do not represent complete financial statements and should be read in conjunction with the Company’s annual financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2017. While the condensed consolidated balance sheet data as of January 1, 2017 was derived from audited financial statements, it does not include all disclosures required by GAAP. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements, and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the results for the interim periods presented.

Principles of Consolidation

The accompanying consolidated financial statements include the assets, liabilities and results of operations of the Company, as well as consolidated joint ventures for which the Company has determined that it is the primary beneficiary. All intercompany balances and transactions have been eliminated in the consolidated financial statements.

Accounting Year

The Company uses a 52/53 week fiscal year convention whereby its fiscal year ends each year on the Sunday that is closest to December 31 of that year. Each fiscal year generally is comprised of four 13-week fiscal quarters, although in the years with 53 weeks the fourth quarter represents a 14-week period. Fiscal 2017 will include 52 weeks of operations. Fiscal 2016 included 52 weeks of operations.

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

Fogo de Chão, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

Capitalized Interest

Direct and certain related indirect costs of construction, including interest, are capitalized in conjunction with construction and development projects. These costs are included in property and equipment and are amortized over the life of the related building and leasehold interest. The Company capitalized $37 and $4 of interest during the thirteen week periods ended April 2, 2017 and April 3, 2016, respectively.

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

As of April 2, 2017 and January 1, 2017, the fair value of cash and cash equivalents, accounts and other receivables, inventories, accounts payable and accrued expenses approximated their carrying value due to their short-term nature. The carrying amounts of the long-term debt approximate fair value as interest rates vary with the market interest rates and negotiated terms and conditions are consistent with current market terms (Level 2).

Revenue

Revenue from restaurant sales is recognized when food and beverage products are sold and is presented net of employee meals and complimentary meals. Proceeds from the sale of gift cards that do not have expiration dates are recorded as deferred revenue at the time of the sale and recognized as revenue when the gift card is redeemed by the holder. The portion of gift cards sold which are never redeemed is commonly referred to as gift card breakage. The Company recognizes gift card breakage revenue for gift cards when the likelihood of redemption becomes remote and the Company determines there is no legal obligation to remit the value of the unredeemed gift cards to governmental agencies. The Company estimates the gift card breakage rate based upon the pattern of historical redemptions. The Company recognized $14 and $19 of gift card breakage revenue during the thirteen week periods ended April 2, 2017 and April 3, 2016, respectively.

Insurance Reserves

The Company self-insures for certain losses related to workers’ compensation claims and Company-sponsored employee health insurance programs. The Company estimates the accrued liabilities for all self-insurance programs at the end of each reporting period. The Company’s estimate is based on a number of assumptions and factors, including historical trends and actuarial assumptions. The Company engages a third party actuary to assist it in estimating its liability for workers’ compensation claims. The Company accrues the estimated liability for workers’ compensation claims discounted based on the cash flow estimates provided by the actuary. The Company believes that applying a discount to the estimated future cash flows provided by the actuarial analysis results in a more accurate estimate of the liability.

The Company’s estimated liability for workers’ compensation claims was $1,754 and $1,747 as of April 2, 2017 and January 1, 2017, respectively, calculated based on a discounted cash flow basis. The undiscounted liability was approximately $1,900 as of April 2, 2017 and as of January 1, 2017, respectively. The estimated current portion of $662 and $649 as of April 2, 2017 and January 1, 2017, respectively, is included in accounts payable and accrued expenses in the consolidated balance sheet. The estimated non-current portion is included in other non-current liabilities.

The estimated liability for all other self-insurance programs is not discounted and is based on a number of assumptions and factors, including historical trends and actuarial assumptions. The accrued liability attributable to these other self-insurance programs

Fogo de Chão, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

was $319 and $347 as of April 2, 2017 and January 1, 2017, respectively, and is included in accounts payable and accrued expenses in the consolidated balance sheets.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” The core principle of the standard is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU will replace most existing revenue recognition guidance in GAAP. New qualitative and quantitative disclosure requirements aim to enable financial statement users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This ASU permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," which defers the effective date of ASU 2014-09 by one-year for all entities. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. Additionally, in March 2016, the FASB issued ASU 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)," in April 2016, the FASB issued ASU 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing," and in May 2016, the FASB issued ASU 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients," all of which provide additional clarification on certain topics addressed in ASU 2014-09. This guidance will be effective for annual reporting periods beginning after December 15, 2017, including interim periods therein. Early adoption is permitted for annual reporting periods beginning after December 15, 2016, including interim periods therein. The Company has not yet selected a transition method or determined the effect, if any, that this ASU will have on its consolidated financial statements and related disclosures.

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

5. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	April 2,	January 1,
	2017	2017
Accounts payable	$8,013	$10,080
Accrued capital expenditures	2,227	4,807
Deferred rent (current)	611	496
Payroll and payroll related	7,371	6,488
Interest payable	36	34
Sales and beverage taxes payable	2,059	2,634
Self-insurance reserves (current)	981	996
Income and other taxes payable	2,035	1,614
Other accrued expenses	2,414	2,308
Total	$25,747	$29,457

Fogo de Chão, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

6. Joint Ventures

Mexico

On July 1, 2014, the Company entered into a joint venture agreement with a non-related party (“Mexican JV Partner,” and together with the Company, the “Parties”), to form JV Churrascaria Mexico, S. de R.L. de C.V. (the “Mexican JV”), for the purposes of jointly developing, constructing and operating Brazilian style steakhouses under the “Fogo de Chão” name in certain locations in Mexico. Pursuant to the joint venture agreement, the Company owns 51% of the ownership interests in the joint venture and is entitled to receive 50% of the profits of the joint venture after the Parties recoup their initial contributions. The Company is also entitled to a license fee equal to a percentage of the annual gross revenue of each restaurant developed, constructed or operated by the Mexican JV. In May 2015, the Mexican JV opened its first restaurant in Mexico City.

The Company determined that it is the primary beneficiary of the joint venture since the Company will have the power to direct activities that significantly impact the entity on a day-to-day basis. These activities include, but are not limited to having an affirmative vote over key operating decisions of the joint venture.

Fogo Holdings recognized $33 and $28 in license fee income during the thirteen week periods ended April 2, 2017 and April 3, 2016, respectively. This income, and the related expense recognized by the Mexican JV, are eliminated in consolidated net income. The license fee expense, recognized by the Mexican JV, is included in net income (loss) attributable to the noncontrolling interest. The license fee income, recognized by Fogo Holdings, is included in net income attributable to Fogo de Chão, Inc.

Net income (loss) from the Mexican JV for the thirteen week periods ended April 2, 2017 and April 3, 2016, have been allocated to the Company’s joint venture partner in accordance with the terms of the joint venture agreement. The assets of the consolidated joint venture are restricted for use only by the joint venture and are not available for the Company’s general operations.

The following table presents the consolidated assets and liabilities of the Mexican JV included within the Company’s consolidated balance sheets as of April 2, 2017 and January 1, 2017, respectively.

	April 2, 2017	January 1, 2017
Cash and cash equivalents	$30	$43
Accounts receivable	59	43
Inventories	109	117
Prepaid expenses and other assets	849	835
Property and equipment, net	2,019	1,912
Deferred tax assets, noncurrent	41	41
Total assets	$3,107	$2,991
Accounts payable and accrued expenses	$567	$540
Total liabilities	567	540
Fogo de Chão, Inc. investment in joint venture	249	236
Noncontrolling interest	2,291	2,215
Total owners' equity	2,540	2,451
Total liabilities and owners' equity	$3,107	$2,991

Accounts payable include $138 and $137 due to the Company as of April 2, 2017 and January 1, 2017, respectively, and are eliminated in consolidation.

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

7. Long-Term Debt

Long-term debt consists of the following:

	April 2,	January 1,
	2017	2017
2015 Credit Facility:
Revolving Credit Facility	$147,000	$150,000
	147,000	150,000
Less: Current portion of long-term debt	—	—
Long-term debt, less current portion	$147,000	$150,000

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

The Borrower and its restricted subsidiaries are subject to affirmative, negative and financial covenants, and events of default customary for facilities of this type (with customary grace periods, as applicable, and lender remedies). The Borrower is required to maintain two financial covenants, including a maximum Total Rent Adjusted Leverage Ratio, as that term is defined in the 2015 Credit Facility (at levels that may vary by quarter until maturity), and a minimum Consolidated Interest Coverage Ratio, as that term is defined in the 2015 Credit Facility. The Company was in compliance with each of these covenants as of April 2, 2017 and as of January 1, 2017.

Because the Company is not required to make principal payments on any outstanding balance under the Revolving Credit Facility until June 24, 2020, any outstanding balance is reported as non-current in the Company’s consolidated balance sheet as a component of long-term debt.

As of April 2, 2017, the Company had seven letters of credit outstanding for a total of $5,666 and $97,334 of available borrowing capacity under the 2015 Credit Facility.

Debt Issuance Costs

Debt issuance costs are amortized to interest expense over the term of the debt using the straight-line rate method for revolving debt over the terms of the related instruments. Remaining unamortized debt issuance costs were $1,874 and $2,019 as of April 2, 2017 and January 1, 2017, respectively, and are included in other assets (noncurrent) in the consolidated balance sheets.

Fogo de Chão, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

8. Share-Based Compensation

The Company recorded share-based compensation expense related to stock options and restricted stock in the following expense categories in its statements of operations and comprehensive income:

	Thirteen Week Periods Ended
	April 2,	April 3,
	2017	2016
Restaurant operating costs	$36	$(95)
General and administrative costs	113	222
Total	$149	$127

As of April 2, 2017, the Company had an aggregate of $670 of unrecognized share-based compensation cost related to outstanding stock options, which is expected to be recognized over a weighted average period of 2.3 years.

As of April 2, 2017, the Company had an aggregate of $71 of unrecognized share-based compensation cost related to outstanding restricted common stock, which is expected to be recognized over a weighted average period of 0.9 years.

Shares Available

As of April 2, 2017, 302,572 and 1,063,430 shares remained available for future issuance under the Brasa (Parent) Inc. 2012 Omnibus Equity Incentive Plan and the Fogo de Chão, Inc. 2015 Omnibus Incentive Plan, respectively.

9. Employee Benefit Plans

Deferred Compensation Plan – Effective July 1, 2016, the Company implemented a non-qualified deferred compensation plan. The deferred compensation plan is intended to provide current tax planning opportunities and supplemental funds upon retirement or death for certain key employees designated and approved by the Company to be eligible to participate in the deferred compensation plan. The deferred compensation plan enables its participants with the opportunity to voluntarily elect to defer the timing of payment of base salary and/or bonuses. Deferred compensation liability is $305 and $227 as of April 2, 2017 and January 1, 2017, respectively, and is included in other noncurrent liabilities in the consolidated balance sheets.

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

	Thirteen Week Periods Ended
	April 2,	April 3,
	2017	2016
Net income attributable to Fogo de Chão, Inc.	$5,039	$5,970
Basic weighted average shares outstanding	28,212,489	28,077,537
Effect of dilutive securities:
Unvested restricted stock	18,468	144,150
Stock options	616,039	694,385
Diluted weighted average number of shares outstanding	28,846,996	28,916,072
Basic earnings per share	$0.18	$0.21
Diluted earnings per share	$0.17	$0.21

Fogo de Chão, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

The Company excluded stock options to purchase 0.7 million shares of common stock from the computation of diluted earnings per share for the thirteen week period ended April 2, 2017, because their inclusion would have been anti-dilutive.

The Company excluded stock options to purchase 0.7 million shares of common stock from the computation of diluted earnings per share for the thirteen week period ended April 3, 2016, because their inclusion would have been anti-dilutive.

11. Income Taxes

The Company estimated its annual effective tax rate to be applied to the results of the thirteen week periods ended April 2, 2017 and April 3, 2016 for purposes of determining its year-to-date tax expense. The determination of the Company’s overall effective tax rate requires the use of estimates. The effective tax rate reflects the income earned and taxed in various United States and foreign jurisdictions. Tax law changes, increases and decreases in permanent differences between book and tax items, tax credits and the Company’s change in income in each jurisdiction all affect the overall effective tax rate.

The Company recognized income tax expense of $2,512 (consolidated effective tax rate of 33.6%) and $2,626 (consolidated effective tax rate of 30.5%) for the thirteen week periods ended April 2, 2017 and April 3, 2016, respectively. During the thirteen week period ended April 2, 2017, the Company recognized discrete tax benefits of $153 resulting from refunds received during the period related to prior year state income tax returns. The consolidated effective tax rate for the thirteen week period ending April 2, 2017, excluding the impact of these discrete tax benefits, was 35.7%. The Company’s consolidated effective tax rate varies from the federal statutory rate of 35% primarily due to FICA tip credits, statutory tax rate differential between foreign jurisdictions and the US, subpart F income, nondeductible expenses, and state taxes.

The Company had historically provided deferred taxes under ASC 740-30-25, formerly APB 23, for the presumed repatriation to the US earnings from the Company’s Brazilian subsidiaries. In June 2015, the Company asserted that undistributed net earnings of its Brazilian subsidiaries would be indefinitely reinvested in operations outside the US. This change in assertion was primarily driven by a reduction in debt service costs on a forward basis, future US cash projections and the Company’s intent to continue investing in restaurants in foreign jurisdictions with cash generated in those jurisdictions. In 2016, the Company effectuated an internal restructuring whereby it created a new Dutch holding company, FDC Netherlands Cooperatief U.A. (“Fogo COOP”) and contributed all of its Brazilian subsidiaries down below Fogo COOP and then made contemporaneous check-the-box elections to treat these subsidiaries as disregarded entities or branches of Fogo COOP. For US federal income tax purposes, this transaction was structured as a tax-free reorganization under section 368(a)(1)(D) or (F). Following, the internal restructuring, Fogo COOP is treated as the regarded or separate legal entity for US federal income tax purposes and the Brazilian entities are branches or divisions of Fogo COOP. Consequently, income or losses earned by the Brazilian entities are deemed to be earned by Fogo COOP for US federal income tax purposes.

The Company considers the undistributed earnings related to Fogo COOP (and indirectly the earnings of its Brazilian disregarded entities as well as the earnings related to its majority interest in its Mexican joint ventures) to be indefinitely reinvested and are expected to continue to be indefinitely reinvested. Accordingly, no provision for US income and additional foreign taxes has been recorded on aggregate undistributed earnings of $46,858 as of April 2, 2017. If there is a change in assertion regarding indefinite or permanent reinvestment of the undistributed earnings of the Company’s Dutch subsidiary, the Company would record a deferred tax liability attributable to those undistributed earnings in the amount of approximately $16,400. As of April 2, 2017, $25,180 in cash and cash equivalents is held indirectly in Brazil by Fogo COOP’s Brazilian disregarded entities, and $1,060 in cash and cash equivalents is held directly in the Netherlands by Fogo COOP, which could be subject to additional taxes if repatriated to the US.

12. Commitments and Contingencies

Lease Commitments

The Company leases its corporate office and various of its restaurant locations under non-cancelable operating leases. These leases have initial lease terms of between ten and twenty years and generally can be extended in five-year increments. These leases generally provide for minimum annual rental payments that are subject to periodic escalations that are fixed or in some cases, based upon increases in specific inflation indexes as stipulated in the non-cancelable operating lease.

Fogo de Chão, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

Certain lease arrangements have contingent rental payments based on net sales thresholds per the lease agreement. Accrued liability for contingent rent was $199 and $197 as of April 2, 2017 and January 1, 2017, respectively. These balances are included in accounts payable and accrued expenses in the consolidated balance sheets.

Future minimum lease payments for non-cancelable leases (excluding contingent rental payments) are as follows:

2017 (remaining)	$15,686
2018	22,149
2019	21,451
2020	21,064
2021	20,604
2022	18,510
Thereafter	81,724
Total	$201,188

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

Rent expense, attributable to non-cancelable operating leases for the Company’s corporate office and restaurant locations, for the thirteen week periods ended April 2, 2017 and April 3, 2016, was $5,935 and $4,903, respectively, including contingent rent of $100 and $62 for the thirteen week periods ended April 2, 2017 and April 3, 2016, respectively. Favorable lease assets and liabilities are amortized to rent expense on a straight-line basis over each respective operating lease term. The amortization of favorable lease assets increases rent expense, while the amortization of unfavorable lease liabilities decreases rent expense. The net decrease in rent expense, resulting from the amortization of these favorable lease assets and unfavorable lease liabilities, was $46 and $48 for the thirteen week periods ended April 2, 2017 and April 3, 2016, respectively.

Litigation

The Union of Workers in Hotels, Apart-Hotels, Motels, Flats, Restaurants, Bars, Snack Bars and Similar in São Paulo and the Region (the “Union”) brought claims in 2011 on behalf of certain employees of one of the Company’s São Paulo restaurants asserting that the restaurant charged mandatory tips and did not properly calculate compensation payable to or for the benefit of those employees. The claims were initially dismissed in 2011 but the Union pursued various appeals of its claims. A regional labor court rendered a decision in 2014 that partially granted one of the Union appeals and ordered the restaurant to make unquantified payments based on its determination that the restaurant charged mandatory tips. At that time, the restaurant recorded a reserve of R$100 (Brazilian Real), the amount established by the judge for the calculation of court fees. The restaurant appealed to the superior labor court, which did not grant the appeal. The decision of the regional labor court became final in November 2015 and the claims were remitted to the first labor court. The Company has since reached an agreement to resolve all of the Union’s claims; however, the agreement must be judicially approved. The Company accrued an additional immaterial amount to increase its reserve related to this matter during the thirteen week period ended April 2, 2017. If the agreement is not approved by the labor court, the claims will not be resolved. An adverse outcome could materially and adversely affect the Company’s financial condition, results of operations or cash flows in any particular reporting period.

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

The following table presents the financial information of the Company’s operating segments for the thirteen week periods ended April 2, 2017 and April 3, 2016.

	Thirteen Week Periods Ended
	April 2,	April 3,
	2017	2016
Revenue
United States(a)	$66,530	$60,662
Brazil	9,825	8,195
Total revenue	$76,355	$68,857
Restaurant contribution
United States	$18,566	$18,557
Brazil	2,628	2,267
Total segment restaurant contribution	$21,194	$20,824

(a)

For the thirteen week periods ended April 2, 2017 and April 3, 2016 amounts include $1,080 and $1,116, respectively, attributable to the Company’s restaurant in Puerto Rico. For the thirteen week periods ended April 2, 2017 and April 3, 2016 amounts include $978 and $845, respectively, attributable to the joint venture in Mexico.

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

The following table sets forth the reconciliation of total segment restaurant contribution to income from operations for the thirteen week periods ended April 2, 2017 and April 3, 2016.

	Thirteen Week Periods Ended
	April 2,	April 3,
	2017	2016
Total segment restaurant contribution	$21,194	$20,824
Marketing and advertising costs	1,795	1,658
General and administrative costs	5,506	5,618
Pre-opening costs	1,314	508
Depreciation and amortization	4,504	3,746
Other operating (income) expense, net	167	(55)
Total other operating costs and expenses	13,286	11,475
Income from operations	$7,908	$9,349

Fogo de Chão, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

The table below sets forth the property and equipment attributable to each segment as of April 2, 2017 and January 1, 2017.

	April 2,	January 1,
	2017	2017
Property and equipment, net
United States(a)	$150,829	$148,161
Brazil	9,697	9,668
Total segment property and equipment, net	160,526	157,829
Corporate office(b)	1,062	1,021
Total property and equipment, net	$161,588	$158,850

(a)

Property and equipment, net as of April 2, 2017 and January 1, 2017 includes $3,302 and $3,370, respectively, attributable to the Company’s restaurant in Puerto Rico, and includes $2,019 and $1,912, respectively, attributable to the joint venture in Mexico.

(b)	Property and equipment, net attributable to the Company’s corporate office in the United States.

The table below sets forth the capital expenditures attributable to each segment during the thirteen week periods ended April 2, 2017 and April 3, 2016.

	Thirteen Week Periods Ended
	April 2,	April 3,
	2017	2016
Capital expenditures
United States(a)	$6,302	$7,407
Brazil	95	497
Total capital expenditures(b)	$6,397	$7,904

(a)

For the thirteen week period ended April 3, 2016 amount includes $7 attributable to the joint venture in Mexico. For the thirteen week periods ended April 2, 2017 and April 3, 2016, amounts exclude $146 and $126, respectively, in capital expenditures attributable to the Company's corporate office in the United States.

(b)	Total capital expenditures include non-cash capital expenditures included within accounts payable and accrued expenses as of the end of the period.

The table below sets forth total assets as of April 2, 2017 and January 1, 2017.

	April 2,	January 1,
	2017	2017
Total assets
United States(a)	$427,331	$427,049
Brazil	100,926	95,346
Total assets	$528,257	$522,395

(a)

Total assets as of April 2, 2017 and January 1, 2017 include total assets of $3,107 and $2,991, respectively, attributable to the joint venture in Mexico that may only be used to settle the obligations of the joint venture. For all periods presented, total assets include assets attributable to the Company’s corporate office in the United States and assets that are not directly attributable to restaurant operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which are subject to risks and uncertainties. Forward-looking statements relate to expectations, beliefs, projections, guidance, future plans, objectives and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts, such as statements regarding our future financial condition or results of operations, our prospects and strategies for future growth, the development and introduction of new products, and the implementation of our marketing and branding strategies. Forward-looking statements can also be identified by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “seeks,” “intends,” “targets” or the negative of these terms or other comparable terminology. Forward-looking statements are not guarantees of future performance and actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the section entitled "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended January 1, 2017 and other factors noted below in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements speak only as of the date on which they are made. Except as required by applicable securities law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

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

We operate on a 52- or 53-week fiscal year that ends on the Sunday that is closest to December 31 of that year. Each fiscal year generally is comprised of four 13-week fiscal quarters, although in the years with 53 weeks the fourth quarter represents a 14-week period. References to Fiscal 2017 relate to our 52-week fiscal year ending December 31, 2017. References to Fiscal 2016 relate to our 52-week fiscal year ending January 1, 2017.

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

Highlights and Trends

Restaurant Development

Restaurant openings reflect the number of new restaurants opened during a particular reporting period. During the first quarter of Fiscal 2017 we opened our 46th and 47th locations in Tysons, VA and Uptown Dallas, TX, respectively. Over the next five years, we plan to increase our company-owned restaurant count by at least 10% annually, with North America being our primary market for new restaurant development. In addition, over the next five years, we plan to opportunistically open new restaurants in Brazil as attractive real estate locations become available. We will pursue growth in international markets through a combination of company-owned restaurants and joint ventures, which we believe allows us to expand our brand with limited capital investment by us. The actual number and timing of new restaurant openings is subject to a number of factors outside of the Company's control including, but not limited to, weather conditions and factors under the control of landlords, contractors and regulatory/licensing authorities.

	Fiscal Quarter Ended	Fiscal Quarter Ended
	April 2, 2017	April 3, 2016
Restaurant Activity
Beginning of Period	45	41
Openings	2	1
Closings	—	—
Restaurants at end of period	47	42

Key Events

Commodity Pricing

During Fiscal 2016 we experienced improved food costs as a result of lower and stable beef prices which continued into Fiscal 2017. Although we experienced slight deflation in our overall commodity basket during the first quarter of Fiscal 2017, we anticipate low single-digit commodity inflation in the latter half of Fiscal 2017. Additionally, Fiscal 2016 marked the first year since 1967 that the food-at-home (grocery store or supermarket food items) CPI decreased in the US. This momentum continued into Fiscal 2017; however we anticipate low single-digit inflation throughout the remainder of Fiscal 2017, closing the gap between the food-at-home (grocery store or supermarket food item) CPI and the-food-away-from-home (restaurant purchases) CPI.

Exchange Rate Impact

We experienced significant foreign currency impact during Fiscal 2016 due to fluctuations of the Brazilian Real relative to the US dollar. When the US dollar strengthens compared to the Brazilian Real, it has a negative impact on our Brazilian operating results upon translation of those results into US dollars for the purposes of consolidation. We anticipate continued foreign currency volatility throughout Fiscal 2017 with respect to the Brazilian Real. See “Supplemental Selected Constant Currency Information” on page 26 for the exchange rate impact on current financial periods.

Recent Events in Brazil

Starting in 2015 a series of protests began in Brazil against the Brazilian government and its President. The initial protests occurred in cities throughout Brazil, including Rio de Janeiro and São Paolo, and continued throughout the remainder of 2015, culminating in the impeachment of the President of Brazil in August 2016. After a somewhat successful start to the new President’s administration, their proposed pension overhaul faced significant opposition with additional protests occurring in a number of cities in response to the government’s austerity plans. As a result of the protests and political unrest, our restaurants in Brazil experienced reduced guest traffic in Fiscal 2016. It is possible that further protests, other social unrest, or political instability may occur in Brazil, which could impact our guest traffic, thereby affecting our revenue and net income.

In addition to the uncertain political environment, Brazil continues to suffer from a protracted economic recession that is negatively impacting our guests. Although management believes Fiscal 2017 represents an inflection point for the Brazilian economy, as supported by improving economic forecasts, any tangible strengthening in the economy is not expected until the latter half of Fiscal

2017. With management’s focus on U.S. development, Brazil will continue becoming a smaller portion of the overall business, representing less than 15% of our consolidated revenue base for the first quarter of Fiscal 2017.

Brazilian legislation regulating the collection of tips in commercial establishments has been approved by the President of Brazil and is expected to be effective on May13, 2017. We have been preparing for implementation of new procedures intended to facilitate our compliance with the legislation, however, we cannot predict whether our procedures will fully comply with any regulations that may be adopted in furtherance of the legislation or judicial determinations as to the requirements of the legislation. Accordingly, implementation and judicial review of, and regulation regarding, the new legislation could negatively affect our business and prospective results of operations.

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

Restaurant Contribution and Restaurant Contribution Margin

Restaurant contribution is defined as revenue less restaurant operating costs (which include food and beverage costs, compensation and benefits costs, and occupancy and certain other operating costs but exclude depreciation and amortization expense). Restaurant contribution margin is defined as restaurant contribution as a percentage of revenue. Restaurant contribution and restaurant contribution margin are supplemental measures of operating performance of our restaurants and our calculations thereof may not be comparable to those reported by other companies. Restaurant contribution and restaurant contribution margin are neither required by, nor presented in accordance with GAAP. Restaurant contribution and restaurant contribution margin have limitations as analytical tools, and you should not consider them in isolation or as substitutes for analysis of our results as reported under GAAP. A reconciliation of restaurant contribution to revenue for the thirteen week period ended April 2, 2017 compared to the thirteen week period ended April 3, 2016 is provided on page 25.

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

Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA is defined as net income before interest, taxes and depreciation and amortization plus the sum of certain operating and non-operating expenses, including pre-opening costs, share-based compensation costs, management and consulting fees, non-cash impairment charges, and other non-cash or similar adjustments. Adjusted EBITDA margin represents Adjusted EBITDA as a percentage of revenue. By monitoring and controlling our Adjusted EBITDA and Adjusted EBITDA margin, we can gauge the overall profitability of our company. Adjusted EBITDA and Adjusted EBITDA margin are supplemental measures of our performance that are neither required by, nor presented in accordance with, GAAP. Adjusted EBITDA and Adjusted EBITDA margin are not measurements of our financial performance under GAAP and should not be considered as an alternative to net income (loss), operating income or any other performance measures derived in accordance with GAAP or as an alternative to cash flows from operating activities as a measure of our liquidity. In addition, in evaluating Adjusted EBITDA and Adjusted EBITDA margin, you should be aware that in the future we will incur expenses or charges such as those added back to calculate Adjusted EBITDA. Our presentation of Adjusted EBITDA and Adjusted EBITDA margin should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

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

Adjusted EBITDA and Adjusted EBITDA margin have limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are (i) it does not reflect our cash expenditures, future requirements for capital expenditures or contractual commitments, (ii) it does not reflect changes in, or cash requirements for, our working capital needs, (iii) it does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debt, (iv) although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA and Adjusted EBITDA margin do not reflect any cash requirements for such replacements, (v) it does not adjust for all non-cash income or expense items that are reflected in our statements of cash flows, (vi) it does not reflect the impact of earnings or charges resulting from matters we consider not to be indicative of our ongoing operations, and (vii) other companies in our industry may calculate this measure differently than we do, limiting its usefulness as a comparative measure. A reconciliation of Adjusted EBITDA to net income for the thirteen week period ended April 2, 2017 compared to the thirteen week period ended April 3, 2016 is provided on page 26.

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

Results of Operations

The following tables summarize key components of our consolidated results of operations for the periods indicated, both in dollars and as a percentage of revenue:

First Fiscal Quarter Ended April 2, 2017 (13 Weeks) Compared to First Fiscal Quarter Ended April 3, 2016 (13 Weeks)

(dollars in thousands)

	Fiscal Quarter Ended		Fiscal Quarter Ended
	April 2, 2017		April 3, 2016		Increase / (Decrease)
	Dollars	%(a)	Dollars	%(a)	Dollars	%(b)	%(c)
Revenue
US Restaurant	$66,516	87.1%	$60,643	88.1%	$5,873	9.7%	(1.0%)
Brazil Restaurant	9,825	12.9%	8,195	11.9%	1,630	19.9%	1.0%
Other	14	0.0%	19	0.0%	(5)	*	*
Total revenue	76,355	100.0%	68,857	100.0%	7,498	10.9%	*
Restaurant operating costs
Food and beverage costs	21,428	28.1%	19,184	27.9%	2,244	11.7%	0.2%
Compensation and benefit costs	18,636	24.4%	16,175	23.5%	2,461	15.2%	0.9%
Occupancy and other operating expenses (excluding depreciation and amortization)	15,097	19.8%	12,674	18.4%	2,423	19.1%	1.4%
Total restaurant operating costs	55,161	72.2%	48,033	69.8%	7,128	14.8%	2.4%
Marketing and advertising costs	1,795	2.4%	1,658	2.4%	137	8.3%	0.0%
General and administrative costs	5,506	7.2%	5,618	8.2%	(112)	(2.0%)	(1.0%)
Pre-opening costs	1,314	1.7%	508	0.7%	806	158.7%	1.0%
Depreciation and amortization	4,504	5.9%	3,746	5.4%	758	20.2%	0.5%
Other operating (income) expense, net	167	0.2%	(55)	(0.1%)	(222)	*	(0.3%)
Total costs and expenses	68,447	89.6%	59,508	86.4%	8,939	15.0%	3.2%
Income from operations	7,908	10.4%	9,349	13.6%	(1,441)	(15.4%)	(3.2%)
Other income (expense):
Interest expense, net	(1,161)	(1.5%)	(1,126)	(1.7%)	35	3.1%	(0.2%)
Interest income	717	0.9%	395	0.6%	322	81.5%	(0.3%)
Other income (expense), net	7	0.0%	—	0.0%	7	*	0.0%
Total other income (expense), net	(437)	(0.6%)	(731)	(1.1%)	(294)	(40.2%)	(0.5%)
Income before income taxes	7,471	9.8%	8,618	12.5%	(1,147)	*	(2.7%)
Income tax expense	2,512	3.3%	2,626	3.8%	(114)	(4.3%)	(0.5%)
Net income	4,959	6.5%	5,992	8.7%	(1,033)	(17.2%)	(2.2%)
Less: Income (loss) attributable to noncontrolling interest	(80)	(0.1%)	22	0.0%	*	*	*
Net income attributable to Fogo de Chão, Inc.	$5,039	6.6%	$5,970	8.7%	$(931)	(15.6%)	(2.1%)

(a)	Calculated as a percentage of total revenue.
(b)	Calculated percentage increase / (decrease) in dollars.
(c)	Calculated increase / (decrease) in percentage of total revenue.
*	Not meaningful.

Revenue

Total revenue increased due to a $5.5 million increase in non-comparable restaurant sales, a favorable foreign exchange impact of $1.9 million, and a $0.1 million increase in comparable restaurant sales. Total comparable restaurant sales increased 0.3%.

US restaurant revenue increased due to a $5.5 million increase in non-comparable restaurant sales and a $0.4 million increase in comparable restaurant sales. US comparable restaurant sales increased 0.9%.

Brazil restaurant revenue increased due to a favorable foreign exchange impact of $1.9 million, offset by a $0.3 million decrease in comparable restaurant sales. Brazil comparable restaurant sales decreased 2.9%.

Food and Beverage Costs

Food and beverage costs increased due to a $1.6 million increase in food and beverage costs of non-comparable restaurants and an unfavorable foreign exchange impact of $0.7 million, offset by a $0.1 million decrease in food and beverage costs of comparable restaurants. As a percentage of total revenue, total food and beverage costs increased as a result of inefficiencies associated with new restaurant openings as our management teams become more accustomed to predicting, managing and servicing the sales volumes of their new restaurants in addition to unfavorable mix shifts, which were mostly offset by meat deflation.

Compensation and Benefit Costs

Compensation and benefit costs increased due to a $1.5 million increase in non-comparable restaurant labor expense, a $0.6 million increase in comparable restaurant labor expense, an unfavorable foreign exchange impact of $0.3 million, and a $0.1 million increase in share-based compensation. As a percentage of total revenue, total compensation and benefits costs increased as a result of declines in labor productivity as our management teams adjust to new initiatives, partially offset by lower insurance costs.

Occupancy and Other Operating Expenses

Occupancy and other operating expenses increased due to a $1.2 million increase in non-comparable restaurant operating expenses, a $0.8 million increase in comparable restaurant operating expenses, and an unfavorable foreign exchange rate impact of $0.4 million. As a percentage of total revenue, total occupancy and other operating expenses increased due to the timing of restaurant repairs, local commercial rent taxes and smallwares increases related to our Bar Fogo initiative.

Marketing and Advertising Costs

Marketing and advertising costs increased slightly due to a planned increase in advertising spend. As a percentage of total revenue, marketing and advertising costs were consistent with the first quarter of Fiscal 2016.

General and Administrative Costs

General and administrative costs decreased due to $0.2 million in one-time expenses that were incurred during the first quarter of Fiscal 2016 related to the realignment of management of the Brazilian subsidiaries and the legal transfer of the Brazilian subsidiaries to the Company’s Dutch holding company and an unfavorable foreign exchange impact of $0.1 million, offset by a $0.2 million increase in corporate compensation. As a percentage of total revenue, general and administrative costs decreased as a result of reduced costs on an increased revenue base.

Pre-opening Costs

Pre-opening costs increased due to the timing of new restaurant development. During the first quarter of Fiscal 2017 we opened two restaurants and had an additional restaurant under construction at quarter-end that is due to open in second quarter of Fiscal 2017. During the first quarter of Fiscal 2016 we opened one restaurant and had an additional restaurant under construction at quarter-end that opened during the third quarter of Fiscal 2016.

Other Operating (Income) Expense, net

Other operating expenses increased primarily due to an increase in reserves related to litigation with The Union of Workers in Hotels, Apart-Hotels, Motels, Flats, Restaurants, Bars, Snack Bars and Similar in São Paulo and the Region.

Interest Expense

Interest expense, net of capitalized interest, increased slightly due to a 0.25% increase in the interest rate on our 2015 Credit Facility, offset by a decrease in the average outstanding balance.

Interest Income

Interest income increased due to increased cash and cash equivalents in Brazil and favorable interest rates earned on those balances.

Income Tax Expense

The Company recognized income tax expense of $2.5 million (consolidated effective tax rate of 33.6%) for the first quarter of Fiscal 2017 and $2.6 million (consolidated effective tax rate of 30.5%) for the first quarter of Fiscal 2016. During the first quarter of Fiscal 2017, the Company recognized discrete tax benefits of $0.2 million resulting from refunds received during the period related to prior year state income tax returns. Excluding the impact of these discrete tax benefits, the consolidated effective tax rate for the first quarter of 2017 would have been 35.7%.

Restaurant Contribution

(dollars in thousands)

	Fiscal Quarter Ended		Fiscal Quarter Ended
	April 2, 2017		April 3, 2016		Increase / (Decrease)
	Dollars	%(a)	Dollars	%(a)	Dollars	%(b)	%(c)
Revenue
US Restaurant	$66,516	87.1%	$60,643	88.1%	$5,873	9.7%	(1.0%)
Brazil Restaurant	9,825	12.9%	8,195	11.9%	1,630	19.9%	1.0%
Other	14	0.0%	19	0.0%	(5)	*	*
Total revenue	$76,355	100.0%	$68,857	100.0%	$7,498	10.9%	*
Restaurant operating costs
US	$47,964	72.1%	$42,105	69.4%	$5,859	13.9%	2.7%
Brazil	7,197	73.3%	5,928	72.3%	1,269	21.4%	1.0%
Total restaurant operating costs	$55,161	72.2%	$48,033	69.8%	$7,128	14.8%	2.4%
Restaurant contribution
US	$18,552	27.9%	$18,538	30.6%	$14	0.1%	(2.7%)
Brazil	2,628	26.7%	2,267	27.7%	361	15.9%	(1.0%)
Other	14	*	19	*	(5)	*	*
Total restaurant contribution	$21,194	27.8%	$20,824	30.2%	$370	1.8%	(2.4%)

(a)	Calculated as a percentage of total revenue or segment revenue where applicable.
(b)	Calculated percentage increase / (decrease) in dollars.
(c)	Calculated increase / (decrease) in percentage of total revenue or segment revenue where applicable.
*	Not meaningful.

As a percentage of revenue, total restaurant contribution decreased due to a 1.4% increase in occupancy and other operating expenses, a 0.9% increase in compensation and benefit costs, and a 0.2% increase in food and beverage costs.

As a percentage of US restaurant revenue, restaurant contribution margin decreased as a result of a 1.5% increase in occupancy and other operating expenses due to the timing of restaurant repairs, local commercial rent taxes and smallwares increases, a 0.9% increase in compensation and benefit costs due to decreased labor productivity, partially offset by lower insurance costs, and a 0.2% increase in food and beverage costs due to new restaurant inefficiencies in addition to unfavorable mix shifts, which were mostly offset by meat deflation.

As a percentage of Brazil restaurant revenue, restaurant contribution margin decreased as a result of a 1.5% increase in compensation and benefit costs due to fixed labor costs on a reduced revenue base in functional currency, offset by a 0.4% decrease in food and beverage costs as a result of favorable mix shifts in meat, wine and deserts and a 0.1% decrease in occupancy and other operating expenses due to lower utilities and operating costs.

Other revenue includes gift card breakage revenue recognized by our US operating segment related to gift cards whose likelihood of redemption was determined to be remote.

Adjusted EBITDA

The following table sets forth the reconciliation of Adjusted EBITDA to net income (dollars in thousands).

	Fiscal Quarter Ended	Fiscal Quarter Ended
	April 2, 2017	April 3, 2016
Net income attributable to Fogo de Chão, Inc.	$5,039	$5,970
Depreciation and amortization expense(a)	4,410	3,678
Interest expense, net	1,161	1,126
Interest income	(717)	(395)
Income tax expense(b)	2,498	2,608
EBITDA	12,391	12,987
Pre-opening costs	1,314	508
Share-based compensation	149	127
Non-cash adjustments(c)	214	248
Non-recurring expenses(d)	208	224
Adjusted EBITDA	$14,276	$14,094

(a)	For the thirteen week periods ended April 2, 2017 and April 3, 2016, excludes $0.09 million and $0.1 million, respectively, of depreciation expense attributable to our joint venture in Mexico.
(b)	For the thirteen week periods ended April 2, 2017 and April 3, 2016, excludes $0.01 million and $0.02 million, respectively, of income tax expense for joint venture in Mexico.
(c)	Consists of non-cash portion of straight line rent expense.
(d)

For the thirteen weeks ended April 2, 2017, amount consists of an increase in reserves related to litigation with The Union of Workers in Hotels, Apart-Hotels, Motels, Flats, Restaurants, Bars, Snack Bars and Similar in São Paulo and the Region. For the thirteen weeks ended April 3, 2016, amount consists of one-time expenses related to the realignment of management of the Brazilian subsidiaries and the legal transfer of the Brazilian subsidiaries to the Company’s Dutch holding company to support the Company’s expansion into international markets.

Supplemental Selected Constant Currency Information

As exchange rates are an important factor in understanding period-to-period comparisons, we believe the presentation of certain results on a constant currency basis in addition to reported results helps improve investors’ ability to understand our operating results and evaluate our performance in comparison to prior periods. Constant currency information compares results between periods as if exchange rates had remained constant period-over-period. We use results on a constant currency basis as one measure to evaluate our performance. We calculate constant currency by retranslating results across all prior periods presented using a derived exchange rate for the most current year periods presented based on actual results. The tables set forth below calculate constant currency at a foreign currency exchange rate of 3.1396 Brazilian reais to 1 US dollar, which represents the derived exchange rates for the first quarter of Fiscal 2017, calculated as explained above. These results should be considered in addition to, not as a substitute for, results reported in accordance with GAAP. Results on a constant currency basis, as we present them, may not be comparable to similarly titled measures used by other companies and are not measures of performance presented in accordance with GAAP.

	Thirteen Week Periods Ended
	April 2, 2017	April 3, 2016
Revenue as reported	$76,355	$68,857
Effect of foreign currency	—	1,923
Revenue at constant currency	$76,355	$70,780

Adjusted EBITDA	$14,276	$14,094
Effect of foreign currency	—	349
Adjusted EBITDA at constant currency	$14,276	$14,443
Adjusted EBITDA margin at constant currency	18.7%	20.4%

Restaurant contribution	$21,194	$20,824
Effect of foreign currency	—	511
Restaurant contribution at constant currency	$21,194	$21,335
Restaurant contribution margin at constant currency	27.8%	30.1%

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

In Fiscal 2016, we effectuated an internal restructuring whereby we created a new Dutch holding company, FDC Netherlands Cooperatief U.A. (“Fogo COOP”) and contributed all of the Brazilian subsidiaries down below Fogo COOP. We then made contemporaneous check-the-box elections to treat these subsidiaries as disregarded entities or branches of Fogo COOP. For US federal income tax purposes, this transaction was structured as a tax-free reorganization under section 368(a)(1)(D) or (F). Following, the internal restructuring, Fogo COOP is treated as the regarded or separate legal entity for US federal income tax purposes and the Brazilian entities are branches or divisions of Fogo COOP. Consequently, income or losses earned by the Brazilian entities are deemed to be earned by Fogo COOP for US federal income tax purposes. We consider the undistributed earnings related to Fogo COOP (and indirectly the earnings of its Brazilian disregarded entities as well as the earnings related to its majority interest in its Mexican joint ventures) to be indefinitely reinvested and expect them to continue to be indefinitely reinvested. Accordingly, no provision for US income and additional foreign taxes has been recorded on aggregate undistributed earnings of $46.9 million as of April 2, 2017. If there is a change in assertion regarding indefinite or permanent reinvestment of the undistributed earnings of our Dutch subsidiary, we would record a deferred tax liability attributable to those undistributed earnings in the amount of approximately $16.4 million. As of April 2, 2017, we had $33.1 million in cash and cash equivalents, of which $25.2 million was held indirectly in Brazil by Fogo COOP’s Brazilian disregarded entities, and $1.1 million was held directly in the Netherlands by Fogo COOP, which could be subject to additional taxes if repatriated to the US.

We intend to spend approximately $26.0 million to $30.0 million in Fiscal 2017 on capital expenditures, net of tenant allowances, including approximately $20.0 million to $22.0 million for new restaurant development and approximately $6.0 million to $8.0 million on opportunistic restaurant remodeling.

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

	Fiscal Quarter Ended	Fiscal Quarter Ended
	April 2, 2017	April 3, 2016
Net cash provided by (used in)
Operating activities	$12,964	$12,005
Investing activities	(9,123)	(11,700)
Financing activities	(3,077)	(5,239)
Effect of foreign exchange	1,072	1,435
Net increase (decrease) in cash	$1,836	$(3,499)

Operating Activities

Net cash provided by operating activities for the thirteen weeks ended April 2, 2017 increased $1.0 million from the thirteen weeks ended April 3, 2016. The increase is related to tenant allowance money received during the first quarter of Fiscal 2017, offset by the increase in redemption of gift cards and decrease in cash related to the timing of collections of receivables and payments of liabilities.

Investing Activities

For the thirteen weeks ended April 2, 2017, compared to the thirteen weeks ended April 3, 2016, net cash flows used in investing activities decreased by $2.6 million primarily due to the timing of capital expenditures related to new restaurant construction.

Financing Activities

Net cash used in financing activities for the thirteen weeks ended April 2, 2017 decreased $2.2 million from the thirteen weeks ended April 3, 2016 primarily due to the timing of repayments on the 2015 Credit Facility.

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

The 2015 Credit Facility contains a number of affirmative, negative and financial covenants, and events of default customary for facilities of this type.  The covenants, among other things, restrict our ability to incur additional indebtedness, make certain acquisitions, engage in certain transactions with affiliates, and authorize or pay dividends. In addition, we will be required to maintain two financial covenants, which include a maximum Total Rent Adjusted Leverage Ratio (at levels that vary until maturity) and a minimum Consolidated Interest Coverage Ratio. At April 2, 2017, these required ratios were 5.25 to 1 and 2.00 to 1, respectively and the Company was in compliance with those covenants.

As of April 2, 2017, we had seven letters of credit outstanding for a total of $5.7 million and $97.3 million of available borrowing capacity under the 2015 Credit Facility.

Contractual Obligations

In Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2017, we disclosed that we had $375.9 million in total contractual obligations as of January 1, 2017. Other than the items discussed below, there have been no material changes in our total obligations during the thirteen weeks ended April 2, 2017 outside of the normal course of our business.

We lease certain restaurant locations, storage spaces, buildings and equipment under non-cancelable operating leases. Our restaurant leases generally have initial terms of between 10 and 20 years, and generally can be extended only in five-year increments. Our leases expire at various dates between 2017 and 2033, excluding extensions at our option. During the thirteen week period ended April 2, 2017, we did not enter into additional non-cancelable operating lease agreements.

Off-Balance Sheet Arrangements

We enter into standby letters of credit to secure certain of our obligations, including insurance programs and lease obligations. As of April 2, 2017, letters of credit and letters of guaranty totaling $5.7 million have been issued. Other than these standby letters of credit, we do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. In addition, we have not entered into any derivative contracts or synthetic leases.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and consolidated results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. We base these estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates.

We believe our critical accounting policies are affected by significant judgments and estimates used in the preparation of our consolidated financial statements and that the judgments and estimates are reasonable. Our critical accounting policies and estimates are described in our annual consolidated financial statements and the related notes in our Annual Report on Form 10-K for the fiscal year ended January 1, 2017.

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

We will remain an “emerging growth company” for up to five years following the completion of our initial public offering which will be June 2020, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1.0 billion in non-convertible debt during the preceding three-year period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Exchange Risk

The reporting currency for our consolidated financial statements is the US dollar. However, during the thirteen week periods ended April 2, 2016 and April 3, 2016, we generated 12.9% and 11.9%, respectively, of our revenue in Brazil. The revenue and expenses of our Brazilian subsidiaries is translated at the then average exchange rates and as a result our consolidated financial statements are impacted by fluctuations in the foreign currency exchange rates. The Brazilian Real strengthened in relation to the US dollar 13.9% since April 3, 2016. As a result, we have experienced significant foreign currency impact due to fluctuations of the Brazilian Real relative to the US dollar and may be impacted materially for the foreseeable future. For example, if the US dollar strengthens it would have a negative impact on our Brazilian operating results upon translation of those results into US dollars for the purposes of consolidation. The exchange rate of the Brazilian Real against the US dollar is currently near a multi-year low. Any hypothetical loss in revenue could be partially or completely offset by lower food and beverage costs and lower selling, general and administrative costs that are generated in Brazilian reais. A 10% appreciation in the relative value of the US dollar compared to the Brazilian Real would have resulted in lost income from operations of approximately $0.1 million for each of the thirteen week periods ended April 2, 2017 and April 3, 2016, respectively. To the extent the ratio between our revenue generated in Brazilian reais increases as compared to our expenses generated in Brazilian reais, we expect that our results of operations will be further impacted by changes in exchange rates. We do not currently hedge foreign currency fluctuations. However, in the future, in an effort to mitigate losses associated with these risks, we may at times enter into derivative financial instruments, although we have not historically done so.

These may take the form of forward sales contracts and option contracts. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.

Interest Rate Risk

We are exposed to market risk from changes in interest rates on our debt, which bears interest at variable rates and is a function of our Total Rent Adjusted Leverage Ratio as defined in the 2015 Credit Facility agreement. As of April 2, 2017, we had total aggregate principal amount of outstanding borrowings of $147.0 million. A 1.00% increase in the effective interest rate applied to these borrowings would result in an interest expense increase of $1.5 million on an annualized basis. We manage our interest rate risk through normal operating and financing activities and, when determined appropriate, through the use of derivative financial instruments.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management establishes and maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. We evaluated the effectiveness of our disclosure controls and procedures as of April 2, 2017, with the participation of our CEO and CFO, as well as other key members of our management. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of April 2, 2017.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter ended April 2, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Union of Workers in Hotels, Apart-Hotels, Motels, Flats, Restaurants, Bars, Snack Bars and Similar in São Paulo and the Region (the “Union of Workers”) brought claims in 2011 on behalf of certain employees of one of our São Paulo restaurants asserting that the restaurant charged mandatory tips and did not properly calculate compensation payable to or for the benefit of those employees. The claims were initially dismissed in 2011 but the union pursued various appeals of its claims. A regional labor court rendered a decision in 2014 that partially granted one of the union appeals and ordered the restaurant to make unquantified payments based on its determination that the restaurant charged mandatory tips. At that time, the restaurant recorded a reserve of R$100,000 (Brazilian Real), the amount established by the judge for the calculation of court fees. The restaurant appealed to the superior labor court, which did not grant the appeal. The decision of the regional labor court became final in November 2015 and the claims were remitted to the first labor court. The Company has since reached an agreement to resolve all of the Union’s claims; however, the agreement must be judicially approved. The Company accrued an additional immaterial amount to increase its reserve related to this matter during the thirteen week period ended April 2, 2017. If the agreement is not approved by the labor court, the claims will not be resolved. An adverse outcome could materially and adversely affect the Company’s financial condition, results of operations or cash flows in any particular reporting period The Union of Workers also represents certain employees of our other four locations in São Paulo. The Union of Workers negotiated a new collective agreement applicable for the period 2015 through 2017. Based on the terms of the new agreement, the Company believes that the Union of Workers should not now be able to assert the same claims on behalf of employees of the four São Paulo restaurants that were not covered by the prior decision. Nonetheless, in light of the inherent uncertainties involved in Brazilian labor matters, there can be no assurance that the Union of Workers will not pursue such claims and, if so, that such claims would be rejected; an adverse outcome could materially and adversely affect the Company’s financial condition, results of operations or cash flows in any particular reporting period.

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

Item 1A. Risk Factors

There are numerous factors that affect our business and results of operations, many of which are beyond our control. In addition to information set forth in this quarterly report, you should carefully read and consider "Item 1A. Risk Factors" in Part I and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of our Annual Report on Form 10-K for the year ended January1, 2017, which contain descriptions of significant risks that might cause our actual results of operations in future periods to differ materially from those currently anticipated or expected. There have been no material changes from the risk factors discussed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the period ended January 1, 2017.

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

FOGO DE CHAO, INC.

Date: May 8, 2017	By:	/s/ Lawrence J. Johnson
Lawrence J. Johnson
Chief Executive Officer
(principal executive officer)

Date: May 8, 2017	By:	/s/ Anthony D. Laday
Anthony D. Laday
Chief Financial Officer
(principal financial officer)