Form 10-Q
period 2017-07-02
Fogo de Chao, Inc.
filed 2017-08-09
CIK 1627487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2017

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

As of August 4, 2017 the registrant had 28,235,337 shares of common stock, $0.01 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Fogo de Chão, Inc.

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share and par value amounts)

	July 2,	January 1,
	2017	2017
Assets
Current assets:
Cash and cash equivalents	$32,050	$31,275
Accounts receivable	6,659	10,082
Other receivables	1,721	1,460
Inventories	4,819	4,647
Prepaid expenses and other current assets	4,267	3,763
Total current assets	49,516	51,227
Property and equipment, net	163,498	158,850
Prepaid rent	749	772
Goodwill	210,757	211,150
Intangible assets, net	95,627	95,951
Liquor licenses	1,184	1,184
Other assets	2,756	2,917
Deferred tax assets	387	344
Total assets(a)	$524,474	$522,395
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$23,927	$29,457
Deferred revenue	5,311	6,344
Total current liabilities	29,238	35,801
Deferred rent	22,614	19,781
Long-term debt, less current portion	143,000	150,000
Other noncurrent liabilities	2,097	2,116
Deferred taxes	24,964	21,838
Total liabilities(a)	221,913	229,536
Commitments and contingencies (Note 12)
Equity:
Fogo de Chão, Inc. shareholders' equity:
Preferred stock, $0.01 par value, 15,000,000 shares authorized, no shares issued and outstanding as of July 2, 2017 and January 1, 2017, respectively	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 28,214,970 and 28,211,586 shares issued and outstanding as of July 2, 2017 and January 1, 2017, respectively	282	282
Additional paid-in capital	275,536	275,237
Accumulated earnings	70,341	59,888
Accumulated other comprehensive loss	(45,755)	(44,763)
Total Fogo de Chão, Inc. shareholders' equity	300,404	290,644
Noncontrolling interests	2,157	2,215
Total equity	302,561	292,859
Total liabilities and equity	$524,474	$522,395

(a)

Consolidated assets as of July 2, 2017 and January 1, 2017 include total assets of $3,093 and $2,991, respectively, attributable to a consolidated joint venture that can only be used to settle the obligations of the joint venture. Consolidated liabilities as of July 2, 2017 and January 1, 2017 include total liabilities of $532 and $403 attributable to the consolidated joint venture. See Note 6.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Fogo de Chão, Inc.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income

(in thousands, except share and per share amounts)

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	July 2,	July 3,	July 2,	July 3,
	2017	2016	2017	2016
Revenue	$77,758	$69,550	$154,113	$138,407
Restaurant operating costs:
Food and beverage costs	22,332	20,237	43,760	39,421
Compensation and benefit costs	18,110	15,834	36,746	32,009
Occupancy and other operating expenses (excluding depreciation and amortization)	15,021	12,950	30,118	25,624
Total restaurant operating costs	55,463	49,021	110,624	97,054
Marketing and advertising costs	2,198	1,753	3,993	3,411
General and administrative costs	6,126	4,791	11,632	10,409
Pre-opening costs	719	524	2,033	1,032
Depreciation and amortization	4,796	3,882	9,300	7,628
Other operating (income) expense, net	165	(149)	332	(204)
Total costs and expenses	69,467	59,822	137,914	119,330
Income from operations	8,291	9,728	16,199	19,077
Other income (expense):
Interest expense, net of capitalized interest	(1,249)	(1,094)	(2,410)	(2,220)
Interest income	605	491	1,322	886
Other income (expense), net	5	(3)	12	(3)
Total other income (expense), net	(639)	(606)	(1,076)	(1,337)
Income before income taxes	7,652	9,122	15,123	17,740
Income tax expense	2,378	3,056	4,890	5,682
Net income	5,274	6,066	10,233	12,058
Less: Net loss attributable to noncontrolling interest	(140)	(124)	(220)	(102)
Net income attributable to Fogo de Chão, Inc.	$5,414	$6,190	$10,453	$12,160
Net income	$5,274	$6,066	$10,233	$12,058
Other comprehensive income (loss):
Currency translation adjustment	(5,279)	8,212	(660)	16,115
Total other comprehensive income (loss)	$(5,279)	$8,212	$(660)	$16,115
Comprehensive income (loss)	(5)	14,278	9,573	28,173
Less: Comprehensive income (loss) attributable to noncontrolling interest	(41)	(281)	112	(256)
Comprehensive income attributable to Fogo de Chão, Inc.	$36	$14,559	$9,461	$28,429
Earnings per common share attributable to Fogo de Chão, Inc.:
Basic	$0.19	$0.22	$0.37	$0.43
Diluted	$0.19	$0.21	$0.36	$0.42
Weighted average common shares outstanding:
Basic	28,214,065	28,086,942	28,213,259	28,082,240
Diluted	28,880,315	28,880,226	28,863,638	28,898,149

The accompanying notes are an integral part of these condensed consolidated financial statements.

Fogo de Chão, Inc.

Unaudited Condensed Consolidated Statement of Shareholders’ Equity

(in thousands, except share amounts)

			Additional		Accumulated Other	Fogo de Chão, Inc.
	Common Stock		Paid-In	Accumulated	Comprehensive	Shareholders'	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Loss	Equity	Interests	Equity
January 3, 2016	28,069,466	$281	$274,344	$35,451	$(59,465)	$250,611	$1,943	$252,554
Net income (loss)	—	—	—	12,160	—	12,160	(102)	12,058
Restricted shares vested	11,457	—	—	—	—	—	—	—
Stock option exercise	12,423	—	101	—	—	101	—	101
Share-based compensation	—	—	412	—	—	412	—	412
Currency translation adjustment	—	—	—	—	16,269	16,269	(154)	16,115
Contributions from noncontrolling interests	—	—	—	—	—	—	927	927
Distributions to noncontrolling interests	—	—	—	—	—	—	(457)	(457)
July 3, 2016	28,093,346	$281	$274,857	$47,611	$(43,196)	$279,553	$2,157	$281,710
Net income (loss)	—	—	—	12,277	—	12,277	(73)	12,204
Restricted shares vested	118,240	1	—	—	—	1	—	1
Share-based compensation	—	—	380	—	—	380	—	380
Currency translation adjustment	—	—	—	—	(1,567)	(1,567)	(287)	(1,854)
Contributions from noncontrolling interests	—	—	—	—	—	—	898	898
Distributions to noncontrolling interests	—	—	—	—	—	—	(480)	(480)
January 1, 2017	28,211,586	$282	$275,237	$59,888	$(44,763)	$290,644	$2,215	$292,859
Net income (loss)	—	—	—	10,453	—	10,453	(220)	10,233
Restricted shares vested	3,384	—	—	—	—	—	—	—
Share-based compensation	—	—	299	—	—	299	—	299
Currency translation adjustment	—	—	—	—	(992)	(992)	332	(660)
Contributions from noncontrolling interests	—	—	—	—	—	—	8	8
Distributions to noncontrolling interests	—	—	—	—	—	—	(178)	(178)
July 2, 2017	28,214,970	$282	$275,536	$70,341	$(45,755)	$300,404	$2,157	$302,561

The accompanying notes are an integral part of these condensed consolidated financial statements.

Fogo de Chão, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Twenty-Six Week Periods Ended
	July 2,	July 3,
	2017	2016
Cash flows from operating activities:
Net income	$10,233	$12,058
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation of property and equipment	9,165	7,496
Amortization of definite-lived intangibles	135	132
Amortization of favorable/unfavorable leases	(92)	(95)
Amortization of debt issuance costs	289	288
Deferred income taxes	3,083	4,048
Share-based compensation expense	299	412
Loss on disposal of property and equipment	275	87
Changes in operating assets and liabilities:
Accounts and other receivables	3,166	4,931
Prepaid expenses and other assets	(562)	(883)
Inventories	(171)	172
Accounts payable and accrued expenses	(1,894)	(3,579)
Income taxes payable, net of receivables	(358)	396
Accrued interest	4	(21)
Deferred revenue	(1,037)	(582)
Deferred rent and tenant allowance	3,053	556
Net cash flows provided by operating activities	25,588	25,416
Cash flows from investing activities:
Purchase liquor licenses	—	(352)
Capital expenditures	(17,272)	(18,138)
Net cash flows used in investing activities	(17,272)	(18,490)
Cash flows from financing activities:
Repayments, 2015 Credit Facility	(7,000)	(8,000)
Proceeds from stock option exercises	—	101
Contributions from noncontrolling interest	8	927
Distributions to noncontrolling interest	(178)	(457)
Net cash flows used in financing activities	(7,170)	(7,429)
Effect of foreign exchange rates on cash and cash equivalents	(371)	3,096
Net increase in cash and cash equivalents	775	2,593
Cash and cash equivalents at beginning of period	31,275	24,919
Cash and cash equivalents at end of period	$32,050	$27,512
Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest paid, net of amounts capitalized	$2,118	$1,921
Income taxes, net of refunds	$1,979	$1,363
Non-cash activities:
Capital expenditures included in accounts payable and accrued expenses	$1,441	$1,869

The accompanying notes are an integral part of these condensed consolidated financial statements.

Fogo de Chão, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

1. Description of Business

Fogo de Chão, Inc. and its subsidiaries (the “Company”) operate upscale Brazilian churrascaria steakhouses under the brand of Fogo de Chão. As of July 2, 2017, the Company operated, through its subsidiaries, 36 restaurants in the United States (including one restaurant in the US Territory of Puerto Rico), 10 restaurants in Brazil and two joint venture restaurants in Mexico.

Fogo de Chão, Inc. is a holding company with no assets or operations of its own. The Company owns 100% of Brasa (Purchaser) Inc. (“Brasa Purchaser”), which owns Brasa (Holdings) Inc. (“Brasa Holdings”). Brasa Holdings owns Fogo de Chão (Holdings) Inc. (“Fogo Holdings”), which owns the Company’s domestic and foreign operating subsidiaries.

On May 17, 2017, the Company completed a secondary offering of 5,175,000 shares of common stock, which included 675,000 shares sold to the underwriters pursuant to their over-allotment option. All of these shares were offered by certain selling stockholders. The Company did not receive any proceeds from the offering. The Company incurred $715 of costs attributable to this offering. These offering costs are included in general and administrative costs in the consolidated statements of operations for the thirteen and twenty-six week periods ended July 2, 2017.

2. Basis of Presentation

Interim Financial Statements

Certain information and footnote disclosures normally included in audited consolidated financial statements presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (the “SEC”). Due to the seasonality of the Company’s business, results for any interim financial period are not necessarily indicative of the results that may be achieved for a full fiscal year. In addition, quarterly results of operations may be impacted by the timing and amount of sales and costs associated with the opening of new restaurants as well as the timing of traditional and special occasion holidays. These interim unaudited consolidated financial statements do not represent complete financial statements and should be read in conjunction with the Company’s annual financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2017. While the condensed consolidated balance sheet data as of January 1, 2017 was derived from audited financial statements, it does not include all disclosures required by GAAP. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements, and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the results for the interim periods presented.

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

Capitalized Interest

Direct and certain related indirect costs of construction, including interest, are capitalized in conjunction with construction and development projects. These costs are included in property and equipment and are amortized over the life of the related building and leasehold interest. The Company capitalized $15 and $52 of interest during the thirteen and twenty-six week periods ended July 2, 2017, respectively, and capitalized $17 and $21 of interest during the thirteen and twenty-six week periods July 3, 2016, respectively.

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

As of July 2, 2017 and January 1, 2017, the fair value of cash and cash equivalents, accounts and other receivables, inventories, accounts payable and accrued expenses approximated their carrying value due to their short-term nature. The carrying amounts of the long-term debt approximate fair value as interest rates vary with the market interest rates and negotiated terms and conditions are consistent with current market terms (Level 2).

Revenue

Revenue from restaurant sales is recognized when food and beverage products are sold and is presented net of employee meals and complimentary meals. Proceeds from the sale of gift cards that do not have expiration dates are recorded as deferred revenue at the time of the sale and recognized as revenue when the gift card is redeemed by the holder. The portion of gift cards sold which are never redeemed is commonly referred to as gift card breakage. The Company recognizes gift card breakage revenue for gift cards when the likelihood of redemption becomes remote and the Company determines there is no legal obligation to remit the value of the unredeemed gift cards to governmental agencies. The Company estimates the gift card breakage rate based upon the pattern of historical redemptions. The Company recognized $32 and $46 of gift card breakage revenue during the thirteen and twenty-six week periods ended July 2, 2017, respectively, and $22 and $41 of gift card breakage revenue during the thirteen and twenty-six week periods ended July 3, 2016, respectively.

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

Fogo de Chão, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

The Company’s estimated liability for workers’ compensation claims was $1,817 and $1,747 as of July 2, 2017 and January 1, 2017, respectively, calculated based on a discounted cash flow basis. The undiscounted liability was approximately $1,900 as of July 2, 2017 and as of January 1, 2017, respectively. The estimated current portion of $725 and $649 as of July 2, 2017 and January 1, 2017, respectively, is included in accounts payable and accrued expenses in the consolidated balance sheet. The estimated non-current portion is included in other non-current liabilities.

The estimated liability for all other self-insurance programs is not discounted and is based on a number of assumptions and factors, including historical trends and actuarial assumptions. The accrued liability attributable to these other self-insurance programs was $340 and $347 as of July 2, 2017 and January 1, 2017, respectively, and is included in accounts payable and accrued expenses in the consolidated balance sheets.

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

Concentration Risk

The Company relies on one supplier for substantially all of its beef purchases for its operations in the US. However, the Company believes the products purchased through this supplier are widely available at similar prices from multiple suppliers. The Company does not anticipate any significant risk to its business in the event that this supplier is no longer available to provide goods or services. However, a change in suppliers could potentially result in different costs. We do not have any supply agreements or distribution agreements in Brazil that have concentration on one vendor.

4. Recent Accounting Standards

Effect of New Accounting Standards

Recent accounting pronouncements not included below are not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” The core principle of the standard is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU will replace most existing revenue recognition guidance in GAAP. New qualitative and quantitative disclosure requirements aim to enable financial statement users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This ASU permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," which defers the effective date of ASU 2014-09 by one-year for all entities. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. Additionally, in March 2016, the FASB issued ASU 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal

Fogo de Chão, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

versus Agent Considerations (Reporting Revenue Gross versus Net)," in April 2016, the FASB issued ASU 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing," and in May 2016, the FASB issued ASU 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients," all of which provide additional clarification on certain topics addressed in ASU 2014-09. This guidance will be effective for annual reporting periods beginning after December 15, 2017, including interim periods therein. Early adoption is permitted for annual reporting periods beginning after December 15, 2016, including interim periods therein. The Company expects to adopt the new standard using the modified retrospective approach for the fiscal year ended December 30, 2018. The Company does not expect the adoption to have an impact on revenue from restaurant sales and does not expect a material impact related to recognition of gift card breakage. The Company is currently evaluating the impact of adoption on the recognition of license fee and other income related to the Company’s joint ventures.

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

Fogo de Chão, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

5. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	July 2,	January 1,
	2017	2017
Accounts payable	$9,012	$10,080
Accrued capital expenditures	1,441	4,807
Deferred rent (current)	667	496
Payroll and payroll related	6,037	6,488
Interest payable	38	34
Sales and beverage taxes payable	1,797	2,634
Self-insurance reserves (current)	1,065	996
Income and other taxes payable	1,409	1,614
Other accrued expenses	2,461	2,308
Total	$23,927	$29,457

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

Fogo Holdings recognized $34 and $67 in license fee income during the thirteen and twenty-six week periods ended July 2, 2017, respectively, and recognized $28 and $56 in license fee income during the thirteen and twenty-six week periods ended July 3, 2016, respectively. This income, and the related expense recognized by the Mexican JV, are eliminated in consolidated net income. The license fee expense, recognized by the Mexican JV, is included in net loss attributable to the noncontrolling interest. The license fee income, recognized by Fogo Holdings, is included in net income attributable to Fogo de Chão, Inc.

Net loss attributable to the Mexican JV for the thirteen and twenty-six week periods ended July 2, 2017 and July 3, 2016, have been allocated to the Company’s joint venture partner in accordance with the terms of the joint venture agreement. The assets of the consolidated joint venture are restricted for use only by the joint venture and are not available for the Company’s general operations.

Fogo de Chão, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

The following table presents the consolidated assets and liabilities of the Mexican JV included within the Company’s consolidated balance sheets as of July 2, 2017 and January 1, 2017, respectively.

	July 2, 2017	January 1, 2017
Cash and cash equivalents	$53	$43
Accounts receivable	48	43
Inventories	128	117
Prepaid expenses and other assets	814	835
Property and equipment, net	2,007	1,912
Deferred tax assets, noncurrent	43	41
Total assets	$3,093	$2,991
Accounts payable and accrued expenses	$612	$540
Total liabilities	612	540
Fogo de Chão, Inc. investment in joint venture	324	236
Noncontrolling interest	2,157	2,215
Total owners' equity	2,481	2,451
Total liabilities and owners' equity	$3,093	$2,991

Accounts payable includes $80 and $137 due to the Company as of July 2, 2017 and January 1, 2017, respectively, and is eliminated in consolidation.

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

7. Long-Term Debt

Long-term debt consists of the following:

	July 2,	January 1,
	2017	2017
2015 Credit Facility:
Revolving Credit Facility	$143,000	$150,000
	143,000	150,000
Less: Current portion of long-term debt	—	—
Long-term debt, less current portion	$143,000	$150,000

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

Fogo de Chão, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

The Borrower and its restricted subsidiaries are subject to affirmative, negative and financial covenants, and events of default customary for facilities of this type (with customary grace periods, as applicable, and lender remedies). The Borrower is required to maintain two financial covenants, including a maximum Total Rent Adjusted Leverage Ratio, as that term is defined in the 2015 Credit Facility (at levels that may vary by quarter until maturity), and a minimum Consolidated Interest Coverage Ratio, as that term is defined in the 2015 Credit Facility. The Company was in compliance with each of these covenants as of July 2, 2017 and as of January 1, 2017.

Because the Company is not required to make principal payments on any outstanding balance under the Revolving Credit Facility until June 24, 2020, any outstanding balance is reported as non-current in the Company’s consolidated balance sheet as a component of long-term debt.

As of July 2, 2017, the Company had seven letters of credit outstanding for a total of $5,664 and $101,336 of available borrowing capacity under the 2015 Credit Facility.

Debt Issuance Costs

Debt issuance costs are amortized to interest expense over the term of the debt using the straight-line rate method for revolving debt over the terms of the related instruments. Remaining unamortized debt issuance costs were $1,730 and $2,019 as of July 2, 2017 and January 1, 2017, respectively, and are included in other assets (noncurrent) in the consolidated balance sheets.

8. Share-Based Compensation

The Company recorded share-based compensation expense related to stock options and restricted stock in the following expense categories in its statements of operations and comprehensive income:

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	July 2,	July 3,	July 2,	July 3,
	2017	2016	2017	2016
Restaurant operating costs	$31	$74	$67	$(21)
General and administrative costs	119	211	232	433
Total	$150	$285	$299	$412

As of July 2, 2017, the Company had an aggregate of $527 of unrecognized share-based compensation cost related to outstanding stock options, which is expected to be recognized over a weighted average period of 2.2 years.

As of July 2, 2017, the Company had an aggregate of $119 of unrecognized share-based compensation cost related to outstanding restricted common stock, which is expected to be recognized over a weighted average period of 1.4 years.

Shares Available

As of July 2, 2017, 302,572 and 1,062,788 shares remained available for future issuance under the Brasa (Parent) Inc. 2012 Omnibus Equity Incentive Plan and the Fogo de Chão, Inc. 2015 Omnibus Incentive Plan, respectively.

9. Employee Benefit Plans

Deferred Compensation Plan – Effective July 1, 2016, the Company implemented a non-qualified deferred compensation plan. The deferred compensation plan is intended to provide current tax planning opportunities and supplemental funds upon retirement or death for certain key employees designated and approved by the Company to be eligible to participate in the deferred compensation plan. The deferred compensation plan enables its participants with the opportunity to voluntarily elect to defer the timing of payment of base salary and/or bonuses. Deferred compensation liability is $366 and $227 as of July 2, 2017 and January 1, 2017, respectively, and is included in other noncurrent liabilities in the consolidated balance sheets.

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

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	July 2,	July 3,	July 2,	July 3,
	2017	2016	2017	2016
Net income attributable to Fogo de Chão, Inc.	$5,414	$6,190	$10,453	$12,160
Basic weighted average shares outstanding	28,214,065	28,086,942	28,213,259	28,082,240
Effect of dilutive securities:
Unvested restricted stock	18,458	129,370	18,463	136,760
Stock options	647,792	663,914	631,916	679,149
Diluted weighted average number of shares outstanding	28,880,315	28,880,226	28,863,638	28,898,149
Basic earnings per share	$0.19	$0.22	$0.37	$0.43
Diluted earnings per share	$0.19	$0.21	$0.36	$0.42

The Company excluded stock options to purchase 0.7 million shares of common stock from the computation of diluted earnings per share for the thirteen and twenty-six week periods ended July 2, 2017, because their inclusion would have been anti-dilutive.

The Company excluded stock options to purchase 0.7 million shares of common stock from the computation of diluted earnings per share for the thirteen and twenty-six week periods ended July 3, 2016, because their inclusion would have been anti-dilutive.

11. Income Taxes

The Company estimated its annual effective tax rate to be applied to the results of the twenty-six week periods ended July 2, 2017 and July 3, 2016 for purposes of determining its year-to-date tax expense. The determination of the Company’s overall effective tax rate requires the use of estimates. The effective tax rate reflects the income earned and taxed in various United States and foreign jurisdictions. Tax law changes, increases and decreases in permanent differences between book and tax items, tax credits and the Company’s change in income in each jurisdiction all affect the overall effective tax rate.

The Company recognized income tax expense of $2,378 (consolidated effective tax rate of 31.1%) and $4,890 (consolidated effective tax rate of 32.3%) for the thirteen and twenty-six weeks ended July 2, 2017, respectively, and $3,056 (consolidated effective tax rate of 33.5%) and $5,682 (consolidated effective tax rate of 32.0%) for the thirteen and twenty-six week periods ended July 3, 2016, respectively. During the thirteen and twenty-six week periods ended July 2, 2017, the Company recognized discrete tax benefits of $62 and $215, respectively, resulting from refunds received related to prior year state and local income tax returns. The consolidated effective tax rate for the thirteen and twenty-six week periods ended July 2, 2017, excluding the impact of these discrete tax benefits, was 31.9% and 33.8%, respectively. The Company’s consolidated effective tax rate varies from the federal statutory rate of 35% primarily due to FICA tip credits, statutory tax rate differential between foreign jurisdictions and the US, subpart F income, nondeductible expenses, and state taxes.

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

The Company considers the undistributed earnings related to Fogo COOP (and indirectly the earnings of its Brazilian disregarded entities as well as the earnings related to its majority interest in its Mexican joint ventures) to be indefinitely reinvested and are expected to continue to be indefinitely reinvested. Accordingly, no provision for US income and additional foreign taxes has been recorded on aggregate undistributed earnings of $45,717 as of July 2, 2017. If there is a change in assertion regarding indefinite or permanent reinvestment of the undistributed earnings of the Company’s Dutch subsidiary, the Company would record a deferred tax liability attributable to those undistributed earnings in the amount of approximately $16,000. As of July 2, 2017, $24,681 in cash and cash equivalents is held indirectly in Brazil by Fogo COOP’s Brazilian disregarded entities, and $3,159 in cash and cash equivalents is held directly in the Netherlands by Fogo COOP, which could be subject to additional taxes if repatriated to the US.

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

Certain lease arrangements have contingent rental payments based on net sales thresholds per the lease agreement. Accrued liability for contingent rent was $139 and $197 as of July 2, 2017 and January 1, 2017, respectively. These balances are included in accounts payable and accrued expenses in the consolidated balance sheets.

Future minimum lease payments for non-cancelable leases (excluding contingent rental payments) are as follows:

2017 (remaining)	$10,469
2018	22,048
2019	21,645
2020	21,277
2021	20,848
2022	19,291
Thereafter	85,846
Total	$201,424

Future minimum lease payments attributable to all locations in Brazil contain annual escalations that are tied to the IGPM inflation index. These payments, which will be made in the functional currency of the country, have been estimated using the period-end currency exchange rate and the prevailing IGPM index rate for 2017. Future minimum lease payments attributable to one location in Mexico contains annual escalations that are tied to the US CPI-U index. These payments, which will be made in the functional currency of the country, have been estimated using the period-end currency exchange rate and the US CPI-U index rate existing at the time of the lease was executed.

Fogo de Chão, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

The following table presents the components of rent expense, attributable to non-cancelable operating leases for the Company’s corporate office and restaurant locations, for the thirteen and twenty-six week periods ended July 2, 2017 and July 3, 2016. Favorable lease assets and liabilities are amortized to rent expense on a straight-line basis over each respective operating lease term. The amortization of favorable lease assets increases rent expense, while the amortization of unfavorable lease liabilities decreases rent expense.

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	July 2,	July 3,	July 2,	July 3,
	2017	2016	2017	2016
Rent expense	$5,709	$4,990	$11,590	$9,879
Contingent rent expense	76	37	176	99
Amortization lease assets	(46)	(47)	(92)	(95)
Total rent expense	$5,739	$4,980	$11,674	$9,883

Litigation

The Union of Workers in Hotels, Apart-Hotels, Motels, Flats, Restaurants, Bars, Snack Bars and Similar in São Paulo and the Region (the “Union of Workers”) brought claims in 2011 on behalf of certain employees of one of the Company’s São Paulo restaurants asserting that the restaurant charged mandatory tips and did not properly calculate compensation payable to or for the benefit of those employees. The claims were initially dismissed in 2011 but the Union of Workers pursued various appeals of its claims. A regional labor court rendered a decision in 2014 that partially granted one of the Union of Workers appeals and ordered the restaurant to make unquantified payments based on its determination that the restaurant charged mandatory tips. At that time, the restaurant recorded a reserve of R$100 (Brazilian Real), the amount established by the judge for the calculation of court fees. The restaurant appealed to the superior labor court, which did not grant the appeal. The decision of the regional labor court became final in November 2015 and the claims were remitted to the first labor court. The Company entered into an agreement with the Union of Workers to resolve the claims; the labor court judge signed on May 23, 2017 an order approving the agreement. The Union of Workers also represents certain employees of our other four locations in São Paulo. The Union of Workers negotiated a new collective agreement applicable for the period 2015 through 2017. Based on the terms of the new agreement, the Company believes that the Union of Workers should not now be able to assert the same claims on behalf of employees of the four São Paulo restaurants that were not covered by the prior decision. Nonetheless, in light of the inherent uncertainties involved in Brazilian labor matters, there can be no assurance that the Union of Workers will not pursue such claims and, if so, that such claims would be rejected; an adverse outcome could materially and adversely affect the Company’s financial condition, results of operations or cash flows in any particular reporting period.

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

Fogo de Chão, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

The following table presents the financial information of the Company’s operating segments for the thirteen and twenty-six week periods ended July 2, 2017 and July 3, 2016.

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	July 2,	July 3,	July 2,	July 3,
	2017	2016	2017	2016
Revenue
United States(a)	$66,775	$59,347	$133,305	$120,009
Brazil	10,983	10,203	20,808	18,398
Total revenue	$77,758	$69,550	$154,113	$138,407
Restaurant contribution
United States	$18,919	$17,294	$37,485	$35,851
Brazil	3,376	3,235	6,004	5,502
Total segment restaurant contribution	$22,295	$20,529	$43,489	$41,353

(a)

For the thirteen and twenty-six week periods ended July 2, 2017 amounts include $1,105 and $2,185, respectively, and for the thirteen and twenty-six week periods ended July 3, 2016 amounts include $1,125 and $2,241, respectively, attributable to the Company’s restaurant in Puerto Rico. For the thirteen and twenty-six week periods ended July 2, 2017 amounts include $1,001 and $1,979, respectively, and for the thirteen and twenty-six week periods ended July 3, 2016 amounts include $830 and $1,675, respectively, attributable to the joint venture in Mexico.

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

The following table sets forth the reconciliation of total segment restaurant contribution to income from operations for the thirteen and twenty-six week periods ended July 2, 2017 and July 3, 2016.

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	July 2,	July 3,	July 2,	July 3,
	2017	2016	2017	2016
Total segment restaurant contribution	$22,295	$20,529	$43,489	$41,353
Marketing and advertising costs	2,198	1,753	3,993	3,411
General and administrative costs	6,126	4,791	11,632	10,409
Pre-opening costs	719	524	2,033	1,032
Depreciation and amortization	4,796	3,882	9,300	7,628
Other operating (income) expense, net	165	(149)	332	(204)
Total other operating costs and expenses	14,004	10,801	27,290	22,276
Income from operations	$8,291	$9,728	$16,199	$19,077

Fogo de Chão, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

The table below sets forth the property and equipment attributable to each segment as of July 2, 2017 and January 1, 2017.

	July 2,	January 1,
	2017	2017
Property and equipment, net
United States(a)	$153,481	$148,161
Brazil	8,896	9,668
Total segment property and equipment, net	162,377	157,829
Corporate office(b)	1,121	1,021
Total property and equipment, net	$163,498	$158,850

(a)

Property and equipment, net as of July 2, 2017 and January 1, 2017 includes $3,213 and $3,370, respectively, attributable to the Company’s restaurant in Puerto Rico, and includes $2,007 and $1,912, respectively, attributable to the joint venture in Mexico.

(b)	Property and equipment, net attributable to the Company’s corporate office in the United States.

The table below sets forth the capital expenditures attributable to each segment during the twenty-six week periods ended July 2, 2017 and July 3, 2016.

	Twenty-Six Week Periods Ended
	July 2,	July 3,
	2017	2016
Capital expenditures
United States(a)	$13,302	$12,754
Brazil	283	971
Total capital expenditures(b)	$13,585	$13,725

(a)

For the twenty-six weeks period ended July 2, 2017 and July 3, 2016 amount includes $28 and $252 attributable to the joint venture in Mexico. For the twenty-six week periods ended July 2, 2017 and July 3, 2016, amounts exclude $321 and $278, respectively, in capital expenditures attributable to the Company's corporate office in the United States.

(b)	Total capital expenditures include non-cash capital expenditures included within accounts payable and accrued expenses as of the end of the period.

The table below sets forth total assets as of July 2, 2017 and January 1, 2017.

	July 2,	January 1,
	2017	2017
Total assets
United States(a)	$428,818	$427,049
Brazil	95,656	95,346
Total assets	$524,474	$522,395

(a)

Total assets as of July 2, 2017 and January 1, 2017 include total assets of $3,093 and $2,991, respectively, attributable to the joint venture in Mexico that may only be used to settle the obligations of the joint venture. For all periods presented, total assets include assets attributable to the Company’s corporate office in the United States and assets that are not directly attributable to restaurant operations.

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

We believe we are in the early stages of our growth with 48 current restaurants, 36 in the US, including our newest domestic restaurant that we opened in Bellevue, WA in May 2017, 10 in Brazil and two joint venture restaurants in Mexico. Based on internal analysis and a study prepared by an independent third party, we believe there is a long-term growth potential for more than 100 domestic sites, with additional new restaurants internationally. We have a long track record of successful new restaurant development, having grown our restaurant count by a multiple of 10 since 2000, and at a 12.7% CAGR since 2010. While new restaurants are expected to be a key driver of our growth, we believe positive comparable restaurant sales growth and margin expansion through leveraging our infrastructure will also contribute to strong future growth.

Highlights and Trends

Restaurant Development

Restaurant openings reflect the number of new restaurants opened during a particular reporting period. During the second quarter of Fiscal 2017 we opened our 48th location in Bellevue, WA. Over the next five years, we plan to increase our company-owned restaurant count by at least 10% annually, with North America being our primary market for new restaurant development. In addition, over the next five years, we plan to opportunistically open new restaurants in Brazil as attractive real estate locations become available. We will pursue growth in international markets through a combination of company-owned restaurants and joint ventures, which we believe allows us to expand our brand with limited capital investment by us. The actual number and timing of new restaurant openings is subject to a number of factors outside of the Company's control including, but not limited to, weather conditions and factors under the control of landlords, contractors and regulatory/licensing authorities.

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Restaurant Activity
Beginning of Period	47	42	45	41
Openings	1	—	3	1
Closings	—	—	—	—
Restaurants at end of period	48	42	48	42

Key Events

Secondary Offering

On May 17, 2017, we completed a secondary offering of 5,175,000 shares of common stock at a public offering price of $14.00 per share, which included 675,000 shares sold to the underwriters pursuant to their over-allotment option. As all of these shares were offered by certain selling stockholders we did not receive any proceeds from the offering.

Recent Events in Brazil

Starting in 2015 a series of protests began in Brazil against the Brazilian government and its President. The initial protests occurred in cities throughout Brazil, including Rio de Janeiro and São Paolo, and continued throughout the remainder of 2015, culminating in the impeachment of the President of Brazil in August 2016. After a somewhat successful start to the new President’s administration, their proposed pension overhaul has faced significant opposition with protests occurring in a number of cities in response to the government’s austerity plans. The new administration has also endured a number of scandals emerging from a massive anti-corruption campaign which ultimately led to the current President’s indictment on corruption charges in June 2017. As a result of the protests and political unrest, our restaurants in Brazil experienced reduced guest traffic in Fiscal 2016 and the first half of Fiscal 2017.

In addition to the uncertain political environment, Brazil continues to suffer from a protracted economic recession that is negatively impacting our guests. Although management believes Fiscal 2017 represents an inflection point for the Brazilian economy, as supported by improving economic forecasts, any tangible strengthening in the economy is not anticipated until the latter half of Fiscal 2017. With management’s focus on US development, Brazil will continue becoming a smaller portion of the overall business, representing less than 15% of our consolidated revenue base for the second half of Fiscal 2017.

Brazilian legislation regulating the collection of tips in commercial establishments was approved by the President of Brazil and became effective on May 13, 2017. We have implemented new procedures intended to facilitate our compliance with the new legislation, however, we cannot predict whether our procedures will fully comply with any regulations that may be adopted in furtherance of the legislation or judicial determinations as to the requirements of the legislation.

Commodity Pricing

During Fiscal 2016 we experienced improved food costs as a result of lower and stable beef prices which continued into Fiscal 2017. Although we experienced slight deflation in our overall commodity basket during the first half of Fiscal 2017, we anticipate low single-digit commodity inflation in the latter half of Fiscal 2017. Additionally, Fiscal 2016 marked the first year since 1967 that the food-at-home (grocery store or supermarket food items) CPI decreased in the US. This momentum has continued into Fiscal 2017 decreasing a further 0.3% year-over-year. However, we anticipate slight inflation throughout the remainder of Fiscal 2017, closing the gap between the food-at-home (grocery store or supermarket food item) CPI and the-food-away-from-home (restaurant purchases) CPI.

Exchange Rate Impact

We experienced significant foreign currency impact during Fiscal 2016 due to fluctuations of the Brazilian Real relative to the US dollar. When the US dollar strengthens compared to the Brazilian Real, it has a negative impact on our Brazilian operating results upon translation of those results into US dollars for the purposes of consolidation. We anticipate continued foreign currency volatility throughout Fiscal 2017 with respect to the Brazilian Real. See “Supplemental Selected Constant Currency Information” on page 28 for the exchange rate impact on current financial periods.

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

Restaurant Contribution and Restaurant Contribution Margin

Restaurant contribution is defined as revenue less restaurant operating costs (which include food and beverage costs, compensation and benefits costs, and occupancy and certain other operating costs but exclude depreciation and amortization expense). Restaurant contribution margin is defined as restaurant contribution as a percentage of revenue. Restaurant contribution and restaurant contribution margin are supplemental measures of operating performance of our restaurants and our calculations thereof may not be comparable to those reported by other companies. Restaurant contribution and restaurant contribution margin are neither required by, nor presented in accordance with GAAP. Restaurant contribution and restaurant contribution margin have limitations as analytical tools, and you should not consider them in isolation or as substitutes for analysis of our results as reported under GAAP. A reconciliation of restaurant contribution to revenue for the thirteen week period ended July 2, 2017 compared to the thirteen week period ended July 3, 2016 and for the twenty-six week period ended July 2, 2017 compared to the twenty-six week period ended July 3, 2016 is provided on page 24 and page 27, respectively.

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

Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA is defined as net income before interest, taxes and depreciation and amortization plus the sum of certain operating and non-operating expenses, including pre-opening costs, share-based compensation costs, non-cash impairment charges, and other non-cash or similar adjustments. Adjusted EBITDA margin represents Adjusted EBITDA as a percentage of revenue. By monitoring and controlling our Adjusted EBITDA and Adjusted EBITDA margin, we can gauge the overall profitability of our company. Adjusted EBITDA and Adjusted EBITDA margin are supplemental measures of our performance that are neither required by, nor presented in accordance with, GAAP. Adjusted EBITDA and Adjusted EBITDA margin are not measurements of our financial performance under GAAP and should not be considered as an alternative to net income (loss), operating income or any other performance measures derived in accordance with GAAP or as an alternative to cash flows from operating activities as a measure of our liquidity. In addition, in evaluating Adjusted EBITDA and Adjusted EBITDA margin, you should be aware that in the future we will incur expenses or charges such as those added back to calculate Adjusted EBITDA. Our presentation of Adjusted EBITDA and Adjusted EBITDA margin should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

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

Adjusted EBITDA and Adjusted EBITDA margin have limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are (i) it does not reflect our cash expenditures, future requirements for capital expenditures or contractual commitments, (ii) it does not reflect changes in, or cash requirements for, our working capital needs, (iii) it does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debt, (iv) although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA and Adjusted EBITDA margin do not reflect any cash requirements for such replacements, (v) it does not adjust for all non-cash income or expense items that are reflected in our statements of cash flows, (vi) it does not reflect the impact of earnings or charges resulting from matters we consider not to be indicative of our ongoing operations, and (vii) other companies in our industry may calculate this measure differently than we do, limiting its usefulness as a comparative measure. A reconciliation of Adjusted EBITDA to net income for the thirteen and twenty-six week periods ended July 2, 2017 compared to the thirteen and twenty-six week periods ended July 3, 2016 is provided on page 28.

Results of Operations

The following tables summarize key components of our consolidated results of operations for the periods indicated, both in dollars and as a percentage of revenue:

Second Fiscal Quarter Ended July 2, 2017 (13 Weeks) Compared to Second Fiscal Quarter Ended July 3, 2016 (13 Weeks)

(dollars in thousands)

	Fiscal Quarter Ended		Fiscal Quarter Ended
	July 2, 2017		July 3, 2016		Increase / (Decrease)
	Dollars	%(a)	Dollars	%(a)	Dollars	%(b)	%(c)
Revenue
US Restaurant	$66,743	85.9%	$59,326	85.3%	$7,417	12.5%	0.6%
Brazil Restaurant	10,983	14.1%	10,203	14.7%	780	7.6%	(0.6%)
Other	32	0.0%	21	0.0%	11	*	*
Total revenue	77,758	100.0%	69,550	100.0%	8,208	11.8%	*
Restaurant operating costs
Food and beverage costs	22,332	28.7%	20,237	29.1%	2,095	10.4%	(0.4%)
Compensation and benefit costs	18,110	23.3%	15,834	22.8%	2,276	14.4%	0.5%
Occupancy and other operating expenses (excluding depreciation and amortization)	15,021	19.3%	12,950	18.6%	2,071	16.0%	0.7%
Total restaurant operating costs	55,463	71.3%	49,021	70.5%	6,442	13.1%	0.8%
Marketing and advertising costs	2,198	2.8%	1,753	2.5%	445	25.4%	0.3%
General and administrative costs	6,126	7.9%	4,791	6.9%	1,335	27.9%	1.0%
Pre-opening costs	719	0.9%	524	0.8%	195	37.2%	0.1%
Depreciation and amortization	4,796	6.2%	3,882	5.6%	914	23.5%	0.6%
Other operating (income) expense, net	165	0.2%	(149)	(0.2%)	(314)	*	(0.4%)
Total costs and expenses	69,467	89.3%	59,822	86.0%	9,645	16.1%	3.3%
Income from operations	8,291	10.7%	9,728	14.0%	(1,437)	(14.8%)	(3.3%)
Other income (expense):
Interest expense, net	(1,249)	(1.6%)	(1,094)	(1.6%)	155	14.2%	0.0%
Interest income	605	0.8%	491	0.7%	114	23.2%	(0.1%)
Other income (expense), net	5	0.0%	(3)	0.0%	8	*	0.0%
Total other income (expense), net	(639)	(0.8%)	(606)	(0.9%)	33	5.4%	(0.1%)
Income before income taxes	7,652	9.8%	9,122	13.1%	(1,470)	*	(3.3%)
Income tax expense	2,378	3.1%	3,056	4.4%	(678)	(22.2%)	(1.3%)
Net income	5,274	6.8%	6,066	8.7%	(792)	(13.1%)	(1.9%)
Less: Loss attributable to noncontrolling interest	(140)	(0.2%)	(124)	(0.2%)	*	*	*
Net income attributable to Fogo de Chão, Inc.	$5,414	7.0%	$6,190	8.9%	$(776)	(12.5%)	(1.9%)

(a)	Calculated as a percentage of total revenue.
(b)	Calculated percentage increase / (decrease) in dollars.
(c)	Calculated increase / (decrease) in percentage of total revenue.
*	Not meaningful.

Revenue

Total revenue increased due to a $7.2 million increase in non-comparable restaurant sales, a favorable foreign exchange impact of $0.9 million, and a $0.1 million increase in comparable restaurant sales. Total comparable restaurant sales increased 0.3%.

US restaurant revenue increased due to a $7.2 million increase in non-comparable restaurant sales and a $0.2 million increase in comparable restaurant sales. US comparable restaurant sales increased 0.5%.

Brazil restaurant revenue increased due to a favorable foreign exchange impact of $0.9 million, offset by a $0.1 million decrease in comparable restaurant sales. Brazil comparable restaurant sales decreased 0.9%.

Food and Beverage Costs

Food and beverage costs increased due to a $2.1 million increase in food and beverage costs of non-comparable restaurants and an unfavorable foreign exchange impact of $0.3 million, offset by a $0.3 million decrease in food and beverage costs of comparable restaurants. As a percentage of total revenue, total food and beverage costs decreased as a result of cost-saving procurement strategies, protein deflation and waste management initiatives, offset by new restaurant openings.

Compensation and Benefit Costs

Compensation and benefit costs increased due to a $1.9 million increase in non-comparable restaurant labor expense, a $0.3 million increase in comparable restaurant labor expense, and an unfavorable foreign exchange impact of $0.1 million. As a percentage of total revenue, total compensation and benefits costs increased due to additional labor costs associated with the implementation of our expanded Saturday daypart, and inefficiencies associated with new restaurant openings, which were moderately offset by improved workers’ compensation and insurance costs.

Occupancy and Other Operating Expenses

Occupancy and other operating expenses increased due to a $1.5 million increase in non-comparable restaurant operating expenses, a $0.4 million increase in comparable restaurant operating expenses, and an unfavorable foreign exchange rate impact of $0.2 million. As a percentage of total revenue, total occupancy and other operating expenses increased as a result of the timing of restaurant repairs as well as higher costs of rent as a percentage of sales in our new restaurants as these stores are in the early stages of their revenue growth curve.

Marketing and Advertising Costs

As a percentage of total revenue, marketing and advertising costs increased due the timing of a planned increase in spend.

General and Administrative Costs

General and administrative costs increased due to $0.7 million in expenses related to our secondary offering in the second quarter of Fiscal 2017, a $0.6 million increase in US corporate compensation due to additional headcount and the timing of performance related bonuses, and an unfavorable foreign exchange impact of $0.1 million, offset by $0.1 million in one-time legal and accounting expenses in the second quarter of Fiscal 2016. As a percentage of total revenue, general and administrative costs increased due to the  expenses associated with our secondary offering in the second quarter of Fiscal 2017.

Pre-opening Costs

Pre-opening costs increased due to the timing of new restaurant development.

Interest Expense

Interest expense, net of capitalized interest, increased slightly due to a 0.5% increase in the interest rate on our 2015 Credit Facility, which was alleviated marginally by a decrease in the average outstanding balance.

Interest Income

Interest income increased due to increased cash and cash equivalents in Brazil and favorable interest rates earned on those balances.

Income Tax Expense

The Company recognized income tax expense of $2.4 million (consolidated effective tax rate of 31.1%) for the second quarter of Fiscal 2017 and $3.1 million (consolidated effective tax rate of 33.5%) for the second quarter of Fiscal 2016. During the second quarter of Fiscal 2017, the Company recognized discrete tax benefits of $0.1 million resulting from refunds received during the period related to prior year state and local income tax returns. Excluding the impact of these discrete tax benefits, the consolidated effective tax rate for the second quarter of Fiscal 2017 would have been 31.9%.

Restaurant Contribution

(dollars in thousands)

	Fiscal Quarter Ended		Fiscal Quarter Ended
	July 2, 2017		July 3, 2016		Increase / (Decrease)
	Dollars	%(a)	Dollars	%(a)	Dollars	%(b)	%(c)
Revenue
US Restaurant	$66,743	85.9%	$59,326	85.3%	$7,417	12.5%	0.6%
Brazil Restaurant	10,983	14.1%	10,203	14.7%	780	7.6%	(0.6%)
Other	32	0.0%	21	0.0%	11	*	*
Total revenue	$77,758	100.0%	$69,550	100.0%	$8,208	11.8%	*
Restaurant operating costs
US	$47,856	71.7%	$42,053	70.9%	$5,803	13.8%	0.8%
Brazil	7,607	69.3%	6,968	68.3%	639	9.2%	1.0%
Total restaurant operating costs	$55,463	71.3%	$49,021	70.5%	$6,442	13.1%	0.8%
Restaurant contribution
US	$18,887	28.3%	$17,273	29.1%	$1,614	9.3%	(0.8%)
Brazil	3,376	30.7%	3,235	31.7%	141	4.4%	(1.0%)
Other	32	*	21	*	11	*	*
Total restaurant contribution	$22,295	28.7%	$20,529	29.5%	$1,766	8.6%	(0.8%)

(a)	Calculated as a percentage of total revenue or segment revenue where applicable.
(b)	Calculated percentage increase / (decrease) in dollars.
(c)	Calculated increase / (decrease) in percentage of total revenue or segment revenue where applicable.
*	Not meaningful.

As a percentage of revenue, total restaurant contribution decreased due to a 0.7% increase in occupancy and other operating expenses and a 0.5% increase in compensation and benefit costs, offset by a 0.4% increase in food and beverage costs.

As a percentage of US restaurant revenue, restaurant contribution margin decreased as a result of a 0.6% increase in occupancy and other operating expenses due to the timing of restaurant repairs and increases in fixed operating costs and a 0.3% increase in compensation and benefit costs due to decreased labor productivity and new restaurant inefficiencies, offset by a 0.1% decrease in food and beverage costs due to protein deflation, reduced consumption and favorable mix shifts.

As a percentage of Brazil restaurant revenue, restaurant contribution margin decreased as a result of a 1.2% increase in compensation and benefit costs due to fixed labor cost increases and a 1.2% increase in occupancy and other operating expenses due to fixed operating costs on a reduced revenue base, offset by a 1.4% decrease in food and beverage costs as a result of reduced alcohol and dessert costs and reduced meat consumption.

Other revenue includes gift card breakage revenue recognized by our US  restaurants related to gift cards whose likelihood of redemption was determined to be remote and that there was no legal obligation to remit the value of the unredeemed gift cards to governmental agencies.

Twenty-Six Week Period Ended July 2, 2017 (26 Weeks) Compared to Twenty-Six Week Period Ended July 3, 2016 (26 Weeks)

(dollars in thousands)

	Twenty-Six Week		Twenty-Six Week
	Period Ended		Period Ended
	July 2, 2017		July 3, 2016		Increase / (Decrease)
	Dollars	%(a)	Dollars	%(a)	Dollars	%(b)	%(c)
Revenue
US Restaurant	$133,259	86.5%	$119,969	86.7%	$13,290	11.1%	(0.2%)
Brazil Restaurant	20,808	13.5%	18,398	13.3%	2,410	13.1%	0.2%
Other	46	0.0%	40	0.0%	6	*	*
Total revenue	154,113	100.0%	138,407	100.0%	15,706	11.3%	*
Restaurant operating costs
Food and beverage costs	43,760	28.4%	39,421	28.5%	4,339	11.0%	(0.1%)
Compensation and benefit costs	36,746	23.8%	32,009	23.1%	4,737	14.8%	0.7%
Occupancy and other operating expenses (excluding depreciation and amortization)	30,118	19.5%	25,624	18.5%	4,494	17.5%	1.0%
Total restaurant operating costs	110,624	71.8%	97,054	70.1%	13,570	14.0%	1.7%
Marketing and advertising costs	3,993	2.6%	3,411	2.5%	582	17.1%	0.1%
General and administrative costs	11,632	7.5%	10,409	7.5%	1,223	11.7%	0.0%
Pre-opening costs	2,033	1.3%	1,032	0.7%	1,001	97.0%	0.6%
Depreciation and amortization	9,300	6.0%	7,628	5.5%	1,672	21.9%	0.5%
Other operating (income) expense, net	332	0.2%	(204)	(0.1%)	(536)	*	(0.3%)
Total costs and expenses	137,914	89.5%	119,330	86.2%	18,584	15.6%	3.3%
Income from operations	16,199	10.5%	19,077	13.8%	(2,878)	(15.1%)	(3.3%)
Other income (expense):
Interest expense, net	(2,410)	(1.6%)	(2,220)	(1.6%)	190	8.6%	0.0%
Interest income	1,322	0.9%	886	0.6%	436	49.2%	(0.3%)
Other income (expense), net	12	0.0%	(3)	0.0%	(15)	*	0.0%
Total other income (expense), net	(1,076)	(0.7%)	(1,337)	(1.0%)	(261)	(19.5%)	(0.3%)
Income before income taxes	15,123	9.8%	17,740	12.8%	(2,617)	*	(3.0%)
Income tax expense (benefit)	4,890	3.2%	5,682	4.1%	(792)	(13.9%)	(0.9%)
Net income	10,233	6.6%	12,058	8.7%	(1,825)	(15.1%)	(2.1%)
Less: Loss attributable to noncontrolling interest	(220)	(0.1%)	(102)	(0.1%)	*	*	*
Net income attributable to Fogo de Chão, Inc.	$10,453	6.8%	$12,160	8.8%	$(1,707)	(14.0%)	(2.0%)

(a)	Calculated as a percentage of total revenue.
(b)	Calculated percentage increase / (decrease) in dollars.
(c)	Calculated increase / (decrease) in percentage of total revenue.
*	Not meaningful.

Revenue

Total revenue increased due to a $12.6 million increase in non-comparable restaurant sales, a favorable foreign exchange impact of $2.8 million, and a $0.3 million increase in comparable restaurant sales. Total comparable restaurant sales increased 0.3%.

US restaurant revenue increased due to a $12.6 million increase in non-comparable restaurant sales and a $0.7 million increase in comparable restaurant sales. US comparable restaurant sales increased 0.9%.

Brazil restaurant revenue increased due to a favorable foreign exchange impact of $2.8 million, offset by a $0.4 million decrease in comparable restaurant sales. Brazil comparable restaurant sales decreased 1.8%.

Food and Beverage Costs

Food and beverage costs increased due to a $3.8 million increase in food and beverage costs of non-comparable restaurants and an unfavorable foreign exchange impact of $0.9 million, offset by a $0.4 million decrease in food and beverage costs of comparable restaurants. As a percentage of total revenue, total food and beverage costs decreased as a result of cost-saving procurement strategies and waste management initiatives in the US, offset by new restaurant opening headwinds and unfavorable mix shifts due to new initiatives.

Compensation and Benefit Costs

Compensation and benefit costs increased due to a $3.3 million increase in non-comparable restaurant labor expense, a $0.9 million increase in comparable restaurant labor expense, an unfavorable foreign exchange impact of $0.4 million, and a $0.1 million increase in share-based compensation. As a percentage of total revenue, total compensation and benefits costs increased as a result of additional labor costs associated with the implementation of our expanded Saturday daypart, in addition to increased labor costs for new area mangers and sales managers, offset by lower insurance and Brazil labor costs.

Occupancy and Other Operating Expenses

Occupancy and other operating expenses increased due to a $2.8 million increase in non-comparable restaurant operating expenses, a $1.1 million increase in comparable restaurant operating expenses, and an unfavorable foreign exchange rate impact of $0.6 million. As a percentage of total revenue, total occupancy and other operating expenses increased due to the timing of restaurant repairs, local commercial rent taxes and a higher costs of rent as a percentage of sales in our new restaurants as these stores are in the early stages of their revenue growth curve.

Marketing and Advertising Costs

As a percentage of total revenue, marketing and advertising costs increased marginally.

General and Administrative Costs

General and administrative costs increased due to $0.7 million in expenses related to our secondary offering in the second quarter of Fiscal 2017, a $0.6 million increase in corporate compensation due to additional headcount in the US and the timing of performance related bonuses, and an unfavorable foreign exchange impact of $0.2 million, offset by $0.2 million in one-time expenses that were incurred during the first quarter of Fiscal 2016 related to the realignment of management of the Brazilian subsidiaries and the legal transfer of the Brazilian subsidiaries to the Company’s Dutch holding company and $0.1 million in one-time legal and accounting expenses in the second quarter of Fiscal 2016. As a percentage of total revenue, general and administrative costs were consistent with the twenty-six week period ended July 2, 2017.

Pre-opening Costs

Pre-opening costs increased due to the timing of new restaurant development.

Other Operating (Income) Expense, net

Other operating expenses increased primarily due to an increase in reserves related to litigation with The Union of Workers in Hotels, Apart-Hotels, Motels, Flats, Restaurants, Bars, Snack Bars and Similar in São Paulo and the Region. An agreement was reached with the Union of Workers to resolve the claims and a labor court judge signed an order approving the agreement during the second quarter of Fiscal 2017.

Interest Expense

Interest expense, net of capitalized interest, increased slightly due to a 0.5% increase in the interest rate on our 2015 Credit Facility, which was alleviated marginally by a decrease in the average outstanding balance.

Interest Income

Interest income increased due to increased cash and cash equivalents in Brazil and favorable interest rates earned on those balances.

Income Tax Expense

The Company recognized income tax expense of $4.9 million (consolidated effective tax rate of 32.3%) for the twenty-six week period ended July 2, 2017 and $5.7 million (consolidated effective tax rate of 32.0%) for the twenty-six week period ended July 3, 2016. During the twenty-six week period ended July 2, 2017, the Company recognized discrete tax benefits of $0.2 million resulting from refunds received during the period related to prior year state and local income tax returns. Excluding the impact of these discrete tax benefits, the consolidated effective tax rate for the twenty-six week period ended July 2, 2017 would have been 33.8%.

Restaurant Contribution

(dollars in thousands)

	Twenty-Six Week		Twenty-Six Week
	Period Ended		Period Ended
	July 2, 2017		July 3, 2016		Increase / (Decrease)
	Dollars	%(a)	Dollars	%(a)	Dollars	%(b)	%(c)
Revenue
US Restaurant	$133,259	86.5%	$119,969	86.7%	$13,290	11.1%	(0.2%)
Brazil Restaurant	20,808	13.5%	18,398	13.3%	2,410	13.1%	0.2%
Other	46	0.0%	40	0.0%	6	*	*
Total revenue	$154,113	100.0%	$138,407	100.0%	$15,706	11.3%	*
Restaurant operating costs
US	$95,820	71.9%	$84,158	70.1%	$11,662	13.9%	1.8%
Brazil	14,804	71.1%	12,896	70.1%	1,908	14.8%	1.0%
Total restaurant operating costs	$110,624	71.8%	$97,054	70.1%	$13,570	14.0%	1.7%
Restaurant contribution
US	$37,439	28.1%	$35,811	29.9%	$1,628	4.5%	(1.8%)
Brazil	6,004	28.9%	5,502	29.9%	502	9.1%	(1.0%)
Other	46	*	40	*	6	*	*
Total restaurant contribution	$43,489	28.2%	$41,353	29.9%	$2,136	5.2%	(1.7%)

(a)	Calculated as a percentage of total revenue or segment revenue where applicable.
(b)	Calculated percentage increase / (decrease) in dollars.
(c)	Calculated increase / (decrease) in percentage of total revenue or segment revenue where applicable.
*	Not meaningful

As a percentage of revenue, total restaurant contribution decreased due to a 1.0% increase in occupancy and other operating expenses, a 0.7% increase in compensation and benefit costs, offset by a 0.1% decrease in food and beverage costs.

As a percentage of US restaurant revenue, restaurant contribution margin decreased as a result of a 1.1% increase in occupancy and other operating expenses due to the timing of restaurant repairs, local commercial rent taxes and increased fixed occupancy costs, a 0.7% increase in compensation and benefit costs due to decreased labor productivity in addition to increased labor costs for new area mangers and sales managers, partially offset by lower insurance costs.

As a percentage of Brazil restaurant revenue, restaurant contribution margin decreased as a result of a 1.4% increase in compensation and benefit costs due to fixed labor cost increases on a reduced revenue base and a 0.6% increase in occupancy and other operating expenses due to increased fixed occupancy costs on a reduced revenue base, offset by a 1.0% decrease in food and beverage costs as a result of reduced alcohol and dessert costs.

Other revenue includes gift card breakage revenue recognized by our US restaurants related to gift cards whose likelihood of redemption was determined to be remote and that there was no legal obligation to remit the value of the unredeemed gift cards to governmental agencies.

Adjusted EBITDA

The following table sets forth the reconciliation of Adjusted EBITDA to net income (dollars in thousands).

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Net income attributable to Fogo de Chão, Inc.	$5,414	$6,190	$10,453	$12,160
Depreciation and amortization expense(a)	4,693	3,814	9,103	7,492
Interest expense, net	1,249	1,094	2,410	2,220
Interest income	(605)	(491)	(1,322)	(886)
Income tax expense (benefit)(b)	2,368	3,039	4,866	5,647
EBITDA	13,119	13,646	25,510	26,633
Pre-opening costs(c)	717	491	2,031	999
Share-based compensation	150	285	299	412
Non-cash adjustments(d)	226	249	440	497
Secondary offering costs	715	—	715	—
Non-recurring expenses(e)	—	124	208	348
Adjusted EBITDA	$14,927	$14,795	$29,203	$28,889

(a)

For the thirteen and twenty-six week periods ended July 2, 2017, excludes $0.10 million and $0.20 million, respectively, of depreciation expense attributable to our joint venture in Mexico. For the thirteen and twenty-six week periods ended July 3, 2016 excludes $0.07 million and $0.14 million, respectively, of depreciation expense attributable to our joint venture in Mexico.

(b)

For the thirteen and twenty-six week periods ended July 2, 2017, excludes $0.01 million and $0.02 million, respectively, of income tax expense for joint venture in Mexico. For the thirteen and twenty-six week periods ended July 3, 2016, excludes $0.02 million and $0.04 million, respectively, of income tax expense for joint venture in Mexico.

(c)	For the thirteen and twenty-six week periods ended July 2, 2017 and July 3, 2016, excludes immaterial pre-opening costs for our joint venture in Mexico.
(d)	Consists of non-cash portion of straight line rent expense.
(e)

For the twenty-six week period ended July 2, 2017, amount consists of an increase in reserves related to litigation with The Union of Workers in Hotels, Apart-Hotels, Motels, Flats, Restaurants, Bars, Snack Bars and Similar in São Paulo and the Region. An agreement was reached with the Union of Workers to resolve the claims and a labor court judge signed an order approving the agreement during the second quarter of Fiscal 2017. For the thirteen and twenty-six week periods ended July 3, 2016, amounts include $0.1 million of one-time legal and accounting fees. For the twenty-six week period ended July 3, 2016 amount includes $0.2 million of one-time expenses related to the realignment of management of the Brazilian subsidiaries and the legal transfer of the Brazilian subsidiaries to the Company’s Dutch holding company to support the Company’s expansion into international markets.

Supplemental Selected Constant Currency Information

As exchange rates are an important factor in understanding period-to-period comparisons, we believe the presentation of certain results on a constant currency basis in addition to reported results helps improve investors’ ability to understand our operating results and evaluate our performance in comparison to prior periods. Constant currency information compares results between periods as if exchange rates had remained constant period-over-period. We use results on a constant currency basis as one measure to evaluate our performance. We calculate constant currency by retranslating results across all prior periods presented using a derived exchange rate for the most current year periods presented based on actual results. The tables set forth below calculate constant currency at a foreign currency exchange rate of 3.2142 and 3.1790 Brazilian reais to 1 US dollar, which represents the derived exchange rates for the thirteen and twenty-six week periods ended July 2, 2017, calculated as explained above. These results should be considered in addition to, not as a substitute for, results reported in accordance with GAAP. Results on a constant currency basis, as we present them, may not be comparable to similarly titled measures used by other companies and are not measures of performance presented in accordance with GAAP.

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Revenue as reported	$77,758	$69,550	$154,113	$138,407
Effect of foreign currency	—	895	—	2,815
Revenue at constant currency	$77,758	$70,445	$154,113	$141,222

Adjusted EBITDA	$14,927	$14,795	$29,203	$28,889
Effect of foreign currency	—	190	—	543
Adjusted EBITDA at constant currency	$14,927	$14,985	$29,203	$29,432
Adjusted EBITDA margin at constant currency	19.2%	21.3%	18.9%	20.8%

Restaurant contribution	$22,295	$20,529	$43,489	$41,353
Effect of foreign currency	—	277	—	793
Restaurant contribution at constant currency	$22,295	$20,806	$43,489	$42,146
Restaurant contribution margin at constant currency	28.7%	29.5%	28.2%	29.8%

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

In Fiscal 2016, we effectuated an internal restructuring whereby we created a new Dutch holding company, FDC Netherlands Cooperatief U.A. (“Fogo COOP”) and contributed all of the Brazilian subsidiaries down below Fogo COOP. We then made contemporaneous check-the-box elections to treat these subsidiaries as disregarded entities or branches of Fogo COOP. For US federal income tax purposes, this transaction was structured as a tax-free reorganization under section 368(a)(1)(D) or (F). Following, the internal restructuring, Fogo COOP is treated as the regarded or separate legal entity for US federal income tax purposes and the Brazilian entities are branches or divisions of Fogo COOP. Consequently, income or losses earned by the Brazilian entities are deemed to be earned by Fogo COOP for US federal income tax purposes. We consider the undistributed earnings related to Fogo COOP (and indirectly the earnings of its Brazilian disregarded entities as well as the earnings related to its majority interest in its Mexican joint ventures) to be indefinitely reinvested and expect them to continue to be indefinitely reinvested. Accordingly, no provision for US income and additional foreign taxes has been recorded on aggregate undistributed earnings of $45.7 million as of July 2, 2017. If there is a change in assertion regarding indefinite or permanent reinvestment of the undistributed earnings of our Dutch subsidiary, we would record a deferred tax liability attributable to those undistributed earnings in the amount of approximately $16.0 million. As of July 2, 2017, we had $32.1 million in cash and cash equivalents, of which $24.7 million was held indirectly in Brazil by Fogo COOP’s Brazilian disregarded entities, and $3.2 million was held directly in the Netherlands by Fogo COOP, which could be subject to additional taxes if repatriated to the US.

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

	Twenty-Six Week Periods Ended
	July 2, 2017	July 3, 2016
Net cash provided by (used in)
Operating activities	$25,588	$25,416
Investing activities	(17,272)	(18,490)
Financing activities	(7,170)	(7,429)
Effect of foreign exchange	(371)	3,096
Net increase in cash	$775	$2,593

Operating Activities

Net cash provided by operating activities for the twenty-six weeks ended July 2, 2017 increased $0.2 million from the twenty-six weeks ended July 3, 2016. The increase is related to an increase in cash from tenant allowance receipts, a decrease in cash related to the timing of payments of liabilities, and gift card sales outpacing gift card redemptions, offset by  increases in cash paid for interest and income taxes.

Investing Activities

For the twenty-six weeks ended July 2, 2017, compared to the twenty-six weeks ended July 3, 2016, net cash used in investing activities decreased by $1.2 million primarily due to the timing of capital expenditures related to new restaurant construction.

Financing Activities

Net cash used in financing activities for the twenty-six weeks ended July 2, 2017 decreased $0.3 million from the twenty-six weeks ended July 3, 2016 primarily due to the timing of repayments on the 2015 Credit Facility offset by the timing of contributions and distributions of our Mexican JV Partner.

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

The 2015 Credit Facility contains a number of affirmative, negative and financial covenants, and events of default customary for facilities of this type.  The covenants, among other things, restrict our ability to incur additional indebtedness, make certain acquisitions, engage in certain transactions with affiliates, and authorize or pay dividends. In addition, we will be required to maintain two financial covenants, which include a maximum Total Rent Adjusted Leverage Ratio (at levels that vary until maturity) and a minimum Consolidated Interest Coverage Ratio. At July 2, 2017, these required ratios were 5.25 to 1 and 2.00 to 1, respectively and the Company was in compliance with those covenants.

As of July 2, 2017, we had seven letters of credit outstanding for a total of $5.7 million and $101.3 million of available borrowing capacity under the 2015 Credit Facility.

Contractual Obligations

In Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2017, we disclosed that we had $375.9 million in total contractual obligations as of January 1, 2017. Other than the items discussed below, there have been no material changes in our total obligations during the twenty-six weeks ended July 2, 2017 outside of the normal course of our business.

We lease certain restaurant locations, storage spaces, buildings and equipment under non-cancelable operating leases. Our restaurant leases generally have initial terms of between 10 and 20 years, and generally can be extended only in five-year increments. Our leases expire at various dates between 2017 and 2033, excluding extensions at our option. During the twenty-six week period ended July 2, 2017, we entered into an additional lease and exercised an extension on an existing lease, adding estimated minimum future rental payments of approximately $8.4 million attributable to these non-cancelable operating leases.

Off-Balance Sheet Arrangements

We enter into standby letters of credit to secure certain of our obligations, including insurance programs and lease obligations. As of July 2, 2017, letters of credit and letters of guaranty totaling $5.7 million have been issued. Other than these standby letters of credit, we do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. In addition, we have not entered into any derivative contracts or synthetic leases.

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

Foreign Currency Exchange Risk

The reporting currency for our consolidated financial statements is the US dollar. However, during the twenty-six week periods ended July 2, 2017 and July 3, 2016, we generated 13.5% and 13.3%, respectively, of our revenue in Brazil. The revenue and expenses of our Brazilian subsidiaries is translated at the then average exchange rates and as a result our consolidated financial statements are impacted by fluctuations in the foreign currency exchange rates. The Brazilian Real weakened in relation to the US dollar 2.7% since July 3, 2016. As a result, we have experienced significant foreign currency impact due to fluctuations of the Brazilian Real relative to the US dollar and may be impacted materially for the foreseeable future. For example, if the US dollar strengthens it would have a negative impact on our Brazilian operating results upon translation of those results into US dollars for the purposes of consolidation. The exchange rate of the Brazilian Real against the US dollar is currently near a multi-year low. Any hypothetical loss in revenue could be partially or completely offset by lower food and beverage costs and lower selling, general and administrative costs that are generated in Brazilian reais. A 10% appreciation in the relative value of the US dollar compared to the Brazilian Real would have resulted in lost income from operations of approximately $0.3 million for the twenty-six week period ended July 2, 2017 and the twenty-six week period ended July 3, 2016. To the extent the ratio between our revenue generated in Brazilian reais increases as compared to our expenses generated in Brazilian reais, we expect that our results of operations will be further impacted by changes in exchange rates. We do not currently hedge foreign currency fluctuations. However, in the future, in an effort to mitigate losses associated with these risks, we may at times enter into derivative financial instruments, although we have not historically done so. These may take the form of forward sales contracts and option contracts. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.

Interest Rate Risk

We are exposed to market risk from changes in interest rates on our debt, which bears interest at variable rates and is a function of our Total Rent Adjusted Leverage Ratio as defined in the 2015 Credit Facility agreement. As of July 2, 2017, we had total aggregate principal amount of outstanding borrowings of $143.0 million. A 1.00% increase in the effective interest rate applied to these borrowings would result in an interest expense increase of $1.4 million on an annualized basis. We manage our interest rate risk through normal operating and financing activities and, when determined appropriate, through the use of derivative financial instruments.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management establishes and maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. We evaluated the effectiveness of our disclosure controls and procedures as of July 2, 2017, with the participation of our CEO and CFO, as well as other key members of our management. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of July 2, 2017.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter ended July 2, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Union of Workers in Hotels, Apart-Hotels, Motels, Flats, Restaurants, Bars, Snack Bars and Similar in São Paulo and the Region (the “Union of Workers”) brought claims in 2011 on behalf of certain employees of one of our São Paulo restaurants asserting that the restaurant charged mandatory tips and did not properly calculate compensation payable to or for the benefit of those employees. The claims were initially dismissed in 2011 but the Union of Workers pursued various appeals of its claims. A regional labor court rendered a decision in 2014 that partially granted one of the Union of Workers appeals and ordered the restaurant to make unquantified payments based on its determination that the restaurant charged mandatory tips. At that time, the restaurant recorded a reserve of R$100,000 (Brazilian Real), the amount established by the judge for the calculation of court fees. The restaurant appealed to the superior labor court, which did not grant the appeal. The decision of the regional labor court became final in November 2015 and the claims were remitted to the first labor court. The Company entered into an agreement with the Union of Workers to resolve the claims; the labor court judge signed on May 23, 2017 an order approving the agreement. The Union of Workers also represents certain employees of our other four locations in São Paulo. The Union of Workers negotiated a new collective agreement applicable for the period 2015 through 2017. Based on the terms of the new agreement, the Company believes that the Union of Workers should not now be able to assert the same claims on behalf of employees of the four São Paulo restaurants that were not covered by the prior decision. Nonetheless, in light of the inherent uncertainties involved in Brazilian labor matters, there can be no assurance that the Union of Workers will not pursue such claims and, if so, that such claims would be rejected; an adverse outcome could materially and adversely affect the Company’s financial condition, results of operations or cash flows in any particular reporting period.

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

Item 2. Unregistered Sales of Equity and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Index

Exhibit Number	Description
10.1#	Form of Fogo 2015 Plan Restricted Stock Award Notice and Agreement

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#	Management contract or compensatory plan or arrangement.
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

FOGO DE CHAO, INC.

Date: August 8, 2017	By:	/s/ Lawrence J. Johnson
Lawrence J. Johnson
Chief Executive Officer
(principal executive officer)

Date: August 8, 2017	By:	/s/ Anthony D. Laday
Anthony D. Laday
Chief Financial Officer
(principal financial officer)