Form 10-Q
period 2017-10-01
Fogo de Chao, Inc.
filed 2017-11-08
CIK 1627487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2017

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

As of November 3, 2017 the registrant had 28,253,038 shares of common stock, $0.01 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Fogo de Chão, Inc.

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share and par value amounts)

	October 1,	January 1,
	2017	2017
Assets
Current assets:
Cash and cash equivalents	$35,123	$31,275
Accounts receivable	7,301	10,082
Other receivables	1,779	1,460
Inventories	4,579	4,647
Prepaid expenses and other current assets	5,196	3,763
Total current assets	53,978	51,227
Property and equipment, net	170,329	158,850
Prepaid rent	719	772
Goodwill	210,104	211,150
Intangible assets, net	96,451	95,951
Liquor licenses	1,184	1,184
Other assets	3,067	2,917
Deferred tax assets	57	344
Total assets(a)	$535,889	$522,395
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$30,108	$29,457
Deferred revenue	5,040	6,344
Total current liabilities	35,148	35,801
Deferred rent	22,830	19,781
Long-term debt, less current portion	143,000	150,000
Other noncurrent liabilities	2,103	2,116
Deferred taxes	23,267	21,838
Total liabilities(a)	226,348	229,536
Commitments and contingencies (Note 12)
Equity:
Fogo de Chão, Inc. shareholders' equity:
Preferred stock, $0.01 par value, 15,000,000 shares authorized, no shares issued and outstanding as of October 1, 2017 and January 1, 2017, respectively	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 28,235,337 and 28,211,586 shares issued and outstanding as of October 1, 2017 and January 1, 2017, respectively	282	282
Additional paid-in capital	275,873	275,237
Accumulated earnings	73,050	59,888
Accumulated other comprehensive loss	(41,614)	(44,763)
Total Fogo de Chão, Inc. shareholders' equity	307,591	290,644
Noncontrolling interests	1,950	2,215
Total equity	309,541	292,859
Total liabilities and equity	$535,889	$522,395

(a)

Consolidated assets as of October 1, 2017 and January 1, 2017 include total assets of $2,932 and $2,991, respectively, attributable to a consolidated joint venture that can only be used to settle the obligations of the joint venture. Consolidated liabilities as of October 1, 2017 and January 1, 2017 include total liabilities of $531 and $403 attributable to the consolidated joint venture. See Note 6.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Fogo de Chão, Inc.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income

(in thousands, except share and per share amounts)

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	October 1,	October 2,	October 1,	October 2,
	2017	2016	2017	2016
Revenues:
Revenue restaurant sales	$71,199	$68,996	$225,266	$207,362
Other revenue	205	16	251	57
Total revenues	71,404	69,012	225,517	207,419
Restaurant operating costs:
Food and beverage costs	21,313	20,118	65,073	59,539
Compensation and benefit costs	17,937	16,321	54,683	48,330
Occupancy and other operating expenses (excluding depreciation and amortization)	15,188	13,575	45,306	39,199
Total restaurant operating costs	54,438	50,014	165,062	147,068
Marketing and advertising costs	1,963	1,705	5,956	5,116
General and administrative costs	5,286	4,975	16,918	15,384
Pre-opening costs	377	1,081	2,410	2,113
Depreciation and amortization	4,792	3,962	14,092	11,590
Other operating (income) expense, net	12	38	344	(166)
Total costs and expenses	66,868	61,775	204,782	181,105
Income from operations	4,536	7,237	20,735	26,314
Other income (expense):
Interest expense, net of capitalized interest	(1,299)	(1,087)	(3,709)	(3,307)
Interest income	587	648	1,909	1,534
Other income (expense), net	—	(11)	12	(14)
Total other income (expense), net	(712)	(450)	(1,788)	(1,787)
Income before income taxes	3,824	6,787	18,947	24,527
Income tax expense	1,305	2,295	6,195	7,977
Net income	2,519	4,492	12,752	16,550
Less: Net loss attributable to noncontrolling interest	(190)	(87)	(410)	(189)
Net income attributable to Fogo de Chão, Inc.	$2,709	$4,579	$13,162	$16,739
Net income	$2,519	$4,492	$12,752	$16,550
Other comprehensive income (loss):
Currency translation adjustment	4,127	(1,380)	3,467	14,735
Total other comprehensive income (loss)	$4,127	$(1,380)	$3,467	$14,735
Comprehensive income	6,646	3,112	16,219	31,285
Less: Comprehensive loss attributable to noncontrolling interest	(204)	(227)	(92)	(483)
Comprehensive income attributable to Fogo de Chão, Inc.	$6,850	$3,339	$16,311	$31,768
Earnings per common share attributable to Fogo de Chão, Inc.:
Basic	$0.10	$0.16	$0.47	$0.60
Diluted	$0.09	$0.16	$0.46	$0.58
Weighted average common shares outstanding:
Basic	28,234,889	28,119,343	28,220,449	28,094,437
Diluted	28,793,488	28,743,358	28,840,234	28,846,382

The accompanying notes are an integral part of these condensed consolidated financial statements.

Fogo de Chão, Inc.

Unaudited Condensed Consolidated Statement of Shareholders’ Equity

(in thousands, except share amounts)

			Additional		Accumulated Other	Fogo de Chão, Inc.
	Common Stock		Paid-In	Accumulated	Comprehensive	Shareholders'	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Loss	Equity	Interests	Equity
January 3, 2016	28,069,466	$281	$274,344	$35,451	$(59,465)	$250,611	$1,943	$252,554
Net income (loss)	—	—	—	16,739	—	16,739	(189)	16,550
Restricted shares vested	43,864	—	—	—	—	—	—	—
Stock option exercise	12,423	—	101	—	—	101	—	101
Share-based compensation	—	—	620	—	—	620	—	620
Currency translation adjustment	—	—	—	—	15,029	15,029	(294)	14,735
Contributions from noncontrolling interests	—	—	—	—	—	—	1,813	1,813
Distributions to noncontrolling interests	—	—	—	—	—	—	(674)	(674)
October 2, 2016	28,125,753	$281	$275,065	$52,190	$(44,436)	$283,100	$2,599	$285,699
Net income	—	—	—	7,698	—	7,698	14	7,712
Restricted shares vested	85,833	1	—	—	—	1	—	1
Share-based compensation	—	—	172	—	—	172	—	172
Currency translation adjustment	—	—	—	—	(327)	(327)	(147)	(474)
Contributions from noncontrolling interests	—	—	—	—	—	—	12	12
Distributions to noncontrolling interests	—	—	—	—	—	—	(263)	(263)
January 1, 2017	28,211,586	$282	$275,237	$59,888	$(44,763)	$290,644	$2,215	$292,859
Net income (loss)	—	—	—	13,162	—	13,162	(410)	12,752
Restricted shares vested	3,384	—	—	—	—	—	—	—
Stock option exercise	20,367	—	219	—	—	219	—	219
Share-based compensation	—	—	417	—	—	417	—	417
Currency translation adjustment	—	—	—	—	3,149	3,149	318	3,467
Contributions from noncontrolling interests	—	—	—	—	—	—	8	8
Distributions to noncontrolling interests	—	—	—	—	—	—	(181)	(181)
October 1, 2017	28,235,337	$282	$275,873	$73,050	$(41,614)	$307,591	$1,950	$309,541

The accompanying notes are an integral part of these condensed consolidated financial statements.

Fogo de Chão, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Thirty-Nine Week Periods Ended
	October 1,	October 2,
	2017	2016
Cash flows from operating activities:
Net income	$12,752	$16,550
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation of property and equipment	13,934	11,391
Amortization of definite-lived intangibles	158	199
Amortization of favorable/unfavorable leases	(120)	(141)
Amortization of debt issuance costs	433	433
Deferred income taxes	4,131	5,634
Share-based compensation expense	417	620
Net (gain) loss on disposal of property and equipment	267	115
Changes in operating assets and liabilities:
Accounts and other receivables	2,614	4,326
Prepaid expenses and other assets	(928)	(1,671)
Inventories	133	434
Accounts payable and accrued expenses	104	(2,314)
Income taxes payable, net of receivables/prepayments	(690)	176
Accrued interest	4	(31)
Deferred revenue	(1,317)	(629)
Deferred rent and tenant allowance	3,304	1,597
Net cash flows provided by operating activities	35,196	36,689
Cash flows from investing activities:
Purchase liquor licenses	—	(442)
Capital expenditures	(25,247)	(25,159)
Proceeds from sale of assets	80	—
Net cash flows used in investing activities	(25,167)	(25,601)
Cash flows from financing activities:
Repayments, 2015 Credit Facility	(7,000)	(10,000)
Proceeds from stock option exercises	219	101
Contributions from noncontrolling interest	8	1,813
Distributions to noncontrolling interest	(181)	(674)
Net cash flows used in financing activities	(6,954)	(8,760)
Effect of foreign exchange rates on cash and cash equivalents	773	2,818
Net increase in cash and cash equivalents	3,848	5,146
Cash and cash equivalents at beginning of period	31,275	24,919
Cash and cash equivalents at end of period	$35,123	$30,065
Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest paid, net of amounts capitalized	$3,272	$2,863
Income taxes, net of refunds	$2,519	$2,261
Non-cash activities:
Capital expenditures included in accounts payable and accrued expenses	$4,745	$3,528

The accompanying notes are an integral part of these condensed consolidated financial statements.

Fogo de Chão, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

1. Description of Business

Fogo de Chão, Inc. and its subsidiaries (the “Company”) operate upscale Brazilian churrascaria steakhouses under the brand of Fogo de Chão. As of October 1, 2017, the Company operated, through its subsidiaries, 36 restaurants in the United States (including one restaurant in the US Territory of Puerto Rico), 9 restaurants in Brazil, two joint venture restaurants in Mexico and one joint venture restaurant in the Middle East.

Fogo de Chão, Inc. is a holding company with no assets or operations of its own. The Company owns 100% of Brasa (Purchaser) Inc. (“Brasa Purchaser”), which owns Brasa (Holdings) Inc. (“Brasa Holdings”). Brasa Holdings owns Fogo de Chão (Holdings) Inc. (“Fogo Holdings”), which owns the Company’s domestic and foreign operating subsidiaries.

On May 17, 2017, the Company completed a secondary offering of 5,175,000 shares of common stock, which included 675,000 shares sold to the underwriters pursuant to their over-allotment option. All of these shares were offered by certain selling stockholders. The Company did not receive any proceeds from the offering. The Company incurred $715 of costs attributable to this offering. These offering costs are included in general and administrative costs in the consolidated statements of operations for the thirty-nine week period ended October 1, 2017.

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

Out of Period Adjustment

During the third quarter of Fiscal 2017, the Company identified and corrected an immaterial error related to the omission of two restaurants’ tax basis from the 2012 opening balance sheet deferred tax liability and goodwill balances. This adjustment resulted in a decrease to the Company’s goodwill balance and a decrease to the deferred tax liability in the amount of $2,415. The cumulative effect of the remaining tax basis differences as of October 1, 2017, totaling $197 and arising in Fiscal years 2013 and 2014, was recorded as a reduction to the deferred tax liability, and a reduction to income tax expense, during the third quarter of Fiscal 2017 as a discrete item.

Based on an analysis of Accounting Standards Codification (“ASC”) 250 - “Accounting Changes and Error Corrections” (“ASC 250”), Staff Accounting Bulletin 99 - “Materiality” (“SAB 99”) and Staff Accounting Bulletin 108 - Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), the Company determined that this error was not material to any of the Company’s prior annual and quarterly consolidated financial statements based upon quantitative and qualitative factors, and therefore, amendments of previously filed reports were not required. As such, an adjustment for the correction is reflected in the October 1, 2017 financial information in this Form 10-Q.

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

Capitalized Interest

Direct and certain related indirect costs of construction, including interest, are capitalized in conjunction with construction and development projects. These costs are included in property and equipment and are amortized over the life of the related building and leasehold interest. The Company capitalized $25 and $77 of interest during the thirteen and thirty-nine week periods ended October 1, 2017, respectively, and capitalized $31 and $52 of interest during the thirteen and thirty-nine week periods October 2, 2016, respectively.

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

As of October 1, 2017 and January 1, 2017, the fair value of cash and cash equivalents, accounts and other receivables, inventories, accounts payable and accrued expenses approximated their carrying value due to their short-term nature. The carrying amounts of the long-term debt approximate fair value as interest rates vary with the market interest rates and negotiated terms and conditions are consistent with current market terms (Level 2).

Fogo de Chão, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

Revenue

Revenue from restaurant sales is recognized when food and beverage products are sold and is presented net of employee meals and complimentary meals. Proceeds from the sale of gift cards that do not have expiration dates are recorded as deferred revenue at the time of the sale and recognized as revenue when the gift card is redeemed by the holder. The portion of gift cards sold which are never redeemed is commonly referred to as gift card breakage. The Company recognizes gift card breakage revenue for gift cards when the likelihood of redemption becomes remote and the Company determines there is no legal obligation to remit the value of the unredeemed gift cards to governmental agencies. The Company estimates the gift card breakage rate based upon the pattern of historical redemptions. The Company recognized $19 and $65 of gift card breakage revenue during the thirteen and thirty-nine week periods ended October 1, 2017, respectively, and $16 and $57 of gift card breakage revenue during the thirteen and thirty-nine week periods ended October 2, 2016, respectively. Gift card breakage revenue is included in other revenue in the consolidated statements of operations and comprehensive income.

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

The Company’s estimated liability for workers’ compensation claims was $1,824 and $1,747 as of October 1, 2017 and January 1, 2017, respectively, calculated based on a discounted cash flow basis. The undiscounted liability was approximately $1,900 as of October 1, 2017 and as of January 1, 2017, respectively. The estimated current portion of $732 and $649 as of October 1, 2017 and January 1, 2017, respectively, is included in accounts payable and accrued expenses in the consolidated balance sheet. The estimated non-current portion is included in other non-current liabilities.

The estimated liability for all other self-insurance programs is not discounted and is based on a number of assumptions and factors, including historical trends and actuarial assumptions. The accrued liability attributable to these other self-insurance programs was $366 and $347 as of October 1, 2017 and January 1, 2017, respectively, and is included in accounts payable and accrued expenses in the consolidated balance sheets.

To limit exposure to losses, the Company maintains stop-loss coverage through third-party insurers with a deductible of $250 per claim.

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

5. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	October 1,	January 1,
	2017	2017
Accounts payable	$8,346	$10,080
Accrued capital expenditures	4,744	4,807
Deferred rent (current)	706	496
Payroll and payroll related	8,750	6,488
Interest payable	39	34
Sales and beverage taxes payable	1,765	2,634
Self-insurance reserves (current)	1,098	996
Income and other taxes payable	2,091	1,614
Other accrued expenses	2,569	2,308
Total	$30,108	$29,457

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

Fogo Holdings recognized $33 and $100 in license fee income during the thirteen and thirty-nine week periods ended October 1, 2017, respectively, and recognized $26 and $82 in license fee income during the thirteen and thirty-nine week periods ended October 2, 2016, respectively. This income, and the related expense recognized by the Mexican JV, are eliminated in consolidated net income. The license fee expense, recognized by the Mexican JV, is included in net loss attributable to the noncontrolling interest. The license fee income, recognized by Fogo Holdings, is included in net income attributable to Fogo de Chão, Inc.

Fogo de Chão, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

Net loss attributable to the Mexican JV for the thirteen and thirty-nine week periods ended October 1, 2017 and October 2, 2016, have been allocated to the Company’s joint venture partner in accordance with the terms of the joint venture agreement. The assets of the consolidated joint venture are restricted for use only by the joint venture and are not available for the Company’s general operations.

The following table presents the consolidated assets and liabilities of the Mexican JV included within the Company’s consolidated balance sheets as of October 1, 2017 and January 1, 2017, respectively.

	October 1, 2017	January 1, 2017
Cash and cash equivalents	$46	$43
Accounts receivable	68	43
Inventories	127	117
Prepaid expenses and other assets	759	835
Property and equipment, net	1,890	1,912
Deferred tax assets, noncurrent	42	41
Total assets	$2,932	$2,991
Accounts payable and accrued expenses	$610	$540
Total liabilities	610	540
Fogo de Chão, Inc. investment in joint venture	372	236
Noncontrolling interest	1,950	2,215
Total owners' equity	2,322	2,451
Total liabilities and owners' equity	$2,932	$2,991

Accounts payable includes $79 and $137 due to the Company as of October 1, 2017 and January 1, 2017, respectively, and is eliminated in consolidation.

Middle East

During the first quarter of Fiscal 2015, a wholly-owned subsidiary of the Company entered into a shareholders agreement with a non-related party to form FD Restaurants Ltd., a Cayman Islands exempted company (the “Middle East JV”), for the purposes of jointly developing, constructing and operating Brazilian style steakhouses under the “Fogo de Chão” name in certain locations in the United Arab Emirates, Qatar, Kuwait, Oman, Bahrain, the Kingdom of Saudi Arabia and Lebanon. Pursuant to the agreement, the Company will own 51% of the ownership interests in the Middle East JV and will be entitled to receive 50% of the profits of the Middle East JV after the parties recoup their initial contributions. The Company will be entitled to a license fee equal to a percentage of the annual gross revenue of each restaurant developed, constructed or operated by the Middle East JV. The Company will also be entitled to a store opening fee upon each restaurant opening to the public, as well as a country development fee for the first restaurant opened in each designated country. Payment of the store opening fee and master country development fee are paid for out of the profits of the Middle East JV through distributions. Distributions are to be made proportionately, based upon each shareholder’s contribution in the Middle East JV, until each shareholder’s contribution is equal. Thereafter, distributions will be shared equally. The Company accounts for its investment in the Middle East JV under the equity method as it has determined that it does not have a controlling interest in the Middle East JV since the Company will not have the power to direct activities that significantly impact the Middle East JV on a day-to-day basis, but does have the ability to exercise significant influence.

In August 2017, the Middle East JV opened its first restaurant in Jeddah in the Kingdom of Saudi Arabia. The Company recognized $36 in license fee revenue, a $75 store opening fee and $75 related to the country development fee related to the opening of the restaurant in Saudi Arabia, during the thirteen and thirty-nine weeks ended October 1, 2017. The receivable for the store opening fee and country development fee is included in other assets (noncurrent) in the consolidated balance sheet as collection could be recognized over a period longer than twelve months. License fee revenue, store opening fee and country development fee revenue attributable to the Middle East JV is included in other revenue in the consolidated statements of operations and comprehensive income.

Fogo de Chão, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

7. Long-Term Debt

Long-term debt consists of the following:

	October 1,	January 1,
	2017	2017
2015 Credit Facility:
Revolving Credit Facility	$143,000	$150,000
	143,000	150,000
Less: Current portion of long-term debt	—	—
Long-term debt, less current portion	$143,000	$150,000

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

The Borrower and its restricted subsidiaries are subject to affirmative, negative and financial covenants, and events of default customary for facilities of this type (with customary grace periods, as applicable, and lender remedies). The Borrower is required to maintain two financial covenants, including a maximum Total Rent Adjusted Leverage Ratio, as that term is defined in the 2015 Credit Facility (at levels that may vary by quarter until maturity), and a minimum Consolidated Interest Coverage Ratio, as that term is defined in the 2015 Credit Facility. The Company was in compliance with each of these covenants as of October 1, 2017 and as of January 1, 2017.

Because the Company is not required to make principal payments on any outstanding balance under the Revolving Credit Facility until June 24, 2020, any outstanding balance is reported as non-current in the Company’s consolidated balance sheet as a component of long-term debt.

As of October 1, 2017, the Company had seven letters of credit outstanding for a total of $5,664 and $101,336 of available borrowing capacity under the 2015 Credit Facility.

Debt Issuance Costs

Debt issuance costs are amortized to interest expense over the term of the debt using the straight-line rate method for revolving debt over the terms of the related instruments. Remaining unamortized debt issuance costs were $1,586 and $2,019 as of October 1, 2017 and January 1, 2017, respectively, and are included in other assets (noncurrent) in the consolidated balance sheets.

8. Share-Based Compensation

The Company recorded share-based compensation expense related to stock options and restricted stock in the following expense categories in its statements of operations and comprehensive income:

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	October 1,	October 2,	October 1,	October 2,
	2017	2016	2017	2016
Restaurant operating costs	$26	$62	$93	$41
General and administrative costs	92	146	324	579
Total	$118	$208	$417	$620

On September 29, 2017, the Company granted 58,415 shares of restricted stock with a grant date fair value of $12.40 per share. These restricted stock awards will vest one-third on each of the first three anniversaries of the grant date.

As of October 1, 2017, the Company had an aggregate of $420 of unrecognized share-based compensation cost related to outstanding stock options, which is expected to be recognized over a weighted average period of 2.0 years.

Fogo de Chão, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

As of October 1, 2017, the Company had an aggregate of $800 of unrecognized share-based compensation cost related to outstanding restricted common stock, which is expected to be recognized over a weighted average period of 2.9 years.

Shares Available

As of October 1, 2017, 302,572 and 1,009,473 shares remained available for future issuance under the Brasa (Parent) Inc. 2012 Omnibus Equity Incentive Plan and the Fogo de Chão, Inc. 2015 Omnibus Incentive Plan, respectively.

9. Employee Benefit Plans

Deferred Compensation Plan – Effective July 1, 2016, the Company implemented a non-qualified deferred compensation plan. The deferred compensation plan is intended to provide current tax planning opportunities and supplemental funds upon retirement or death for certain key employees designated and approved by the Company to be eligible to participate in the deferred compensation plan. The deferred compensation plan enables its participants with the opportunity to voluntarily elect to defer the timing of payment of base salary and/or bonuses. Deferred compensation liability is $429 and $227 as of October 1, 2017 and January 1, 2017, respectively, and is included in other noncurrent liabilities in the consolidated balance sheets.

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

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	October 1,	October 2,	October 1,	October 2,
	2017	2016	2017	2016
Net income attributable to Fogo de Chão, Inc.	$2,709	$4,579	$13,162	$16,739
Basic weighted average shares outstanding	28,234,889	28,119,343	28,220,449	28,094,437
Effect of dilutive securities:
Unvested restricted stock	19,603	104,723	18,843	126,081
Stock options	538,996	519,292	600,942	625,864
Diluted weighted average number of shares outstanding	28,793,488	28,743,358	28,840,234	28,846,382
Basic earnings per share	$0.10	$0.16	$0.47	$0.60
Diluted earnings per share	$0.09	$0.16	$0.46	$0.58

The following table sets forth the potentially dilutive securities outstanding during the thirteen and thirty-nine week periods ended October 1, 2017 and October 2, 2016, that were not included in the computation of earnings per share because their effect was antidilutive:

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	October 1,	October 2,	October 1,	October 2,
	2017	2016	2017	2016
Stock options	668,177	685,355	669,221	713,033
Nonvested restricted stock	1,905	4,455	1,567	2,228

Fogo de Chão, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

11. Income Taxes

The Company estimated its annual effective tax rate to be applied to the results of the thirty-nine week periods ended October 1, 2017 and October 2, 2016 for purposes of determining its year-to-date tax expense. The determination of the Company’s overall effective tax rate requires the use of estimates. The effective tax rate reflects the income earned and taxed in various United States and foreign jurisdictions. Tax law changes, increases and decreases in permanent differences between book and tax items, tax credits and the Company’s change in income in each jurisdiction all affect the overall effective tax rate.

The Company recognized income tax expense of $1,305 (consolidated effective tax rate of 34.1%) and $6,195 (consolidated effective tax rate of 32.7%) for the thirteen and thirty-nine weeks ended October 1, 2017, respectively, and $2,295 (consolidated effective tax rate of 33.8%) and $7,977 (consolidated effective tax rate of 32.5%) for the thirteen and thirty-nine week periods ended October 2, 2016, respectively. During the first and second quarters of Fiscal 2017, the Company recognized discrete tax benefits of $153 and $62, respectively, resulting from refunds received related to prior year state and local income tax returns. During the third quarter of Fiscal 2017, the Company identified an error in the accounting for a prior period business acquisition resulting from the omission of tax basis related to two of its restaurants that were under construction at the time of the acquisition. The Company corrected this error in the third quarter of Fiscal 2017, which resulted in a $2,415 adjustment decreasing net deferred tax liabilities and goodwill and the recognition of a discrete tax benefit of $197. During the third quarter of Fiscal 2017, the Company evaluated both positive and negative evidence related to the operations in Puerto Rico and determined that it does not believe it is more likely than not that its deferred tax assets will be utilized in the foreseeable future. As a result, a valuation allowance was recorded and the net impact resulted in a discrete tax expense of $199 in the quarter. Discrete tax items recognized during the thirteen-week period ended October 1, 2017, impacted the consolidated effective tax rate by less than 0.1%. For the thirty-nine week period ended October 1, 2017, discrete tax items (net benefit) positively impacted the consolidated effective tax rate by 1.1%. The Company’s consolidated effective tax rate varies from the federal statutory rate of 35% primarily due to FICA tip credits, statutory tax rate differential between foreign jurisdictions and the US, subpart F income, nondeductible expenses, valuation allowance, and state taxes.

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

The Company considers the undistributed earnings related to Fogo COOP (and indirectly the earnings of its Brazilian disregarded entities as well as the earnings related to its majority interest in its Mexican joint ventures) to be indefinitely reinvested and are expected to continue to be indefinitely reinvested. Accordingly, no provision for US income and additional foreign taxes has been recorded on aggregate undistributed earnings of $48,847 as of October 1, 2017. If there is a change in assertion regarding indefinite or permanent reinvestment of the undistributed earnings of the Company’s Dutch subsidiary, the Company would record a deferred tax liability attributable to those undistributed earnings in the amount of approximately $17,000. As of October 1, 2017, $28,348 in cash and cash equivalents is held indirectly in Brazil by Fogo COOP’s Brazilian disregarded entities, and $3,153 in cash and cash equivalents is held directly in the Netherlands by Fogo COOP, which could be subject to additional taxes if repatriated to the US.

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

Fogo de Chão, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

Certain lease arrangements have contingent rental payments based on net sales thresholds per the lease agreement. Accrued liability for contingent rent was $165 and $197 as of October 1, 2017 and January 1, 2017, respectively. These balances are included in accounts payable and accrued expenses in the consolidated balance sheets.

Future minimum lease payments for non-cancelable leases (excluding contingent rental payments) are as follows:

2017 (remaining)	$5,335
2018	22,183
2019	21,769
2020	21,383
2021	20,925
2022	19,419
Thereafter	86,184
Total	$197,198

The following table presents the components of rent expense, attributable to non-cancelable operating leases for the Company’s corporate office and restaurant locations, for the thirteen and thirty-nine week periods ended October 1, 2017 and October 2, 2016. Favorable lease assets and liabilities are amortized to rent expense on a straight-line basis over each respective operating lease term. The amortization of favorable lease assets increases rent expense, while the amortization of unfavorable lease liabilities decreases rent expense.

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	October 1,	October 2,	October 1,	October 2,
	2017	2016	2017	2016
Rent expense	$6,128	$5,457	$17,718	$15,336
Contingent rent expense	71	55	247	154
Amortization lease assets	(28)	(46)	(120)	(141)
Total rent expense	$6,171	$5,466	$17,845	$15,349

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

The Company’s chief operating decision maker evaluates segment performance using restaurant contribution, which is not a measure defined by GAAP. Restaurant contribution is a key metric used by the Company to evaluate the profitability of incremental sales at its restaurants, to evaluate restaurant performance across periods and to evaluate restaurant financial performance compared with competitors. Restaurant contribution is calculated as revenue from restaurant sales less restaurant operating costs (which includes food and beverage costs, compensation and benefits costs and occupancy and other operating costs but excludes depreciation and amortization expense).

The following table presents the financial information of the Company’s operating segments for the thirteen and thirty-nine week periods ended October 1, 2017 and October 2, 2016.

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	October 1,	October 2,	October 1,	October 2,
	2017	2016	2017	2016
Revenue restaurant sales
United States(a)	$60,862	$56,818	$194,121	$176,786
Brazil	10,337	12,178	31,145	30,576
Total segment revenue from restaurant sales	$71,199	$68,996	$225,266	$207,362
Restaurant contribution
United States	$14,001	$15,030	$51,440	$50,840
Brazil	2,760	3,952	8,764	9,454
Total segment restaurant contribution	$16,761	$18,982	$60,204	$60,294

(a)

For the thirteen and thirty-nine week periods ended October 1, 2017 amounts include $745 and $2,930, respectively, and for the thirteen and thirty-nine week periods ended October 2, 2016 amounts include $902 and $3,143, respectively, attributable to the Company’s restaurant in Puerto Rico. For the thirteen and thirty-nine week periods ended October 1, 2017 amounts include $997 and $2,976, respectively, and for the thirteen and thirty-nine week periods ended October 2, 2016 amounts include $761 and $2,436, respectively, attributable to the joint venture in Mexico.

Fogo de Chão, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

The following table sets forth the reconciliation of total segment restaurant contribution to consolidated income before income taxes for the thirteen and thirty-nine week periods ended October 1, 2017 and October 2, 2016.

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	October 1,	October 2,	October 1,	October 2,
	2017	2016	2017	2016
Total segment restaurant contribution	$16,761	$18,982	$60,204	$60,294
Add:
Other revenue	205	16	251	57
Less:
Marketing and advertising costs	1,963	1,705	5,956	5,116
General and administrative costs	5,286	4,975	16,918	15,384
Pre-opening costs	377	1,081	2,410	2,113
Depreciation and amortization	4,792	3,962	14,092	11,590
Other operating (income) expense, net	12	38	344	(166)
Income from operations	4,536	7,237	20,735	26,314
Other income (expense), net	(712)	(450)	(1,788)	(1,787)
Income before income taxes	$3,824	$6,787	$18,947	$24,527

The following table sets forth the reconciliation total segment revenue from restaurant sales to total consolidated revenues for the thirteen and thirty-nine week periods ended October 1, 2017 and October 2, 2016.

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	October 1,	October 2,	October 1,	October 2,
	2017	2016	2017	2016
Total segment revenue from restaurant sales	$71,199	$68,996	$225,266	$207,362
Add:
Other revenue	205	16	251	57
Total revenues	$71,404	$69,012	$225,517	$207,419

The table below sets forth the property and equipment attributable to each segment as of October 1, 2017 and January 1, 2017.

	October 1,	January 1,
	2017	2017
Property and equipment, net
United States(a)	$157,490	$148,161
Brazil	9,143	9,668
Total segment property and equipment, net	166,633	157,829
Corporate office(b)	3,696	1,021
Total property and equipment, net	$170,329	$158,850

(a)

Property and equipment, net as of October 1, 2017 and January 1, 2017 includes $3,093 and $3,370, respectively, attributable to the Company’s restaurant in Puerto Rico, and includes $1,890 and $1,912, respectively, attributable to the joint venture in Mexico.

(b)	Property and equipment, net attributable to the Company’s corporate office in the United States.

Fogo de Chão, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

The table below sets forth the capital expenditures attributable to each segment during the thirty-nine week periods ended October 1, 2017 and October 2, 2016.

	Thirty-Nine Week Periods Ended
	October 1,	October 2,
	2017	2016
Capital expenditures
United States(a)	$21,645	$20,877
Brazil	526	1,399
Total capital expenditures(b)	$22,171	$22,276

(a)

For the thirty-nine weeks period ended October 1, 2017 and October 2, 2016 amount includes $28 and $664 attributable to the joint venture in Mexico. For the thirty-nine week periods ended October 1, 2017 and October 2, 2016, amounts exclude $3,015 and $409, respectively, in capital expenditures attributable to the Company's corporate office in the United States.

(b)	Total capital expenditures include non-cash capital expenditures included within accounts payable and accrued expenses as of the end of the period.

The table below sets forth total assets as of October 1, 2017 and January 1, 2017.

	October 1,	January 1,
	2017	2017
Total assets
United States(a)	$430,569	$425,961
Brazil	102,152	95,346
Netherlands(b)	3,168	1,088
Total assets	$535,889	$522,395

(a)

Total assets as of October 1, 2017 and January 1, 2017 include total assets of $2,932 and $2,991, respectively, attributable to the joint venture in Mexico that may only be used to settle the obligations of the joint venture. For all periods presented, total assets include assets attributable to the Company’s corporate office in the United States and assets that are not directly attributable to restaurant operations. For all periods presented, total assets include assets attributable to the Company’s restaurant in Puerto Rico which is primarily property and equipment.

(b)

Includes $3,153 and $1,059 in cash and cash equivalents as of October 1, 2017 and January 1, 2017, respectively. Cash and cash equivalents are primarily due to distributions from the Company’s Brazilian entity.

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

Overview

Fogo de Chão (fogo-dee-shoun) is a leading Brazilian steakhouse, or churrascaria, which has specialized for nearly 40 years in fire-roasting high-quality meats utilizing the centuries-old Southern Brazilian cooking technique of churrasco. We deliver a distinctive and authentic Brazilian dining experience through the combination of our high-quality Brazilian cuisine and our differentiated service model known as espeto corrido (Portuguese for “continuous service”) delivered by our churrasqueiros, which we refer to as our gaucho chefs. We offer our guests a variety of menu choices including our most popular offering the Full Churrasco Experience as well Gaucho Lunch, Weekend Brazilian Brunch and Bar Fogo menu items. The Full Churrasco Experience, our prix fixe menu, provides the opportunity to experience a variety of meats including beef, lamb, pork and chicken, simply seasoned and carefully fire-roasted to expose their natural flavors as well as a selection of fresh seasonal salads and specialty items at the Market Table.

Growth Strategies and Outlook

Our growth is based on the following strategies:

•	Grow our restaurant base;
•	Grow our comparable restaurant sales; and
•	Improve margins by leveraging our infrastructure and investments in human capital.

We believe we are in the early stages of our growth with 48 current restaurants, 36 in the US, nine in Brazil and three international joint venture restaurants. Based on internal analysis and a study prepared by an independent third party, we believe there is a long-term growth potential for more than 100 domestic sites, with additional new restaurants internationally. We have a long track record of successful new restaurant development, having grown our restaurant count by a multiple of 10 since 2000, and at a 12.7% CAGR since 2010. While new restaurants are expected to be a key driver of our growth, we believe positive comparable restaurant sales growth and margin expansion through leveraging our infrastructure will also contribute to future growth.

Highlights and Trends

Restaurant Development

Restaurant openings reflect the number of new restaurants opened during a particular reporting period. During the third quarter of Fiscal 2017 we opened our third international joint venture restaurant in Jeddah, Saudi Arabia. Over the next five years, we plan to increase our company-owned restaurant count by at least 10% annually, with North America being our primary market for new restaurant development. In addition, over the next five years, we plan to opportunistically open new restaurants in Brazil as attractive real estate locations become available. We will pursue growth in international markets through a combination of company-owned restaurants and joint ventures, which we believe allows us to expand our brand with limited capital investment by us. The actual number and timing of new restaurant openings is subject to a number of factors outside of the Company's control including, but not limited to, weather conditions and factors under the control of landlords, contractors and regulatory/licensing authorities.

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Restaurant Activity
Beginning of Period	48	42	45	41
Openings(a)	1	1	4	2
Closings(b)	(1)	—	(1)	—
Restaurants at end of period	48	43	48	43

(a)	We opened our first Middle East JV restaurant in August 2017. We do not consolidate the results of our Middle East JV operations.
(b)	The lease for an underperforming restaurant in Brazil expired in September 2017 and not renewed. The restaurant was fully impaired as of January 1, 2017.

Key Events

Natural Disasters

During the third quarter of Fiscal 2017, our operations were impacted by Hurricanes Harvey, Irma and Maria which struck the US mainland and Puerto Rico adversely affecting 10 of our US restaurants. Most of the affected restaurants were minimally impacted, however four restaurants were significantly impacted requiring them to close for multiple days. These closures extended prior to landfall through the post-hurricane clean up periods. Our restaurant in San Juan, Puerto Rico remains closed as of the date of this filing, however we expect to reopen the location around mid-November 2017. We maintain comprehensive insurance coverage on our restaurants including property, flood and business interruption. Initial assessments have found minimal structural and cosmetic damage to the restaurants; however we are working with our insurance providers to assess the overall impact from the hurricanes and expect that process to take some time. As a result of the hurricane activity, we estimate total revenue was negatively impacted by $0.9 million for the third quarter of Fiscal 2017. We expect to recover a portion of the lost income through insurance recoveries in subsequent periods.

In addition, operations of our Mexican JV were impacted by multiple major earthquakes that affected the greater Mexico City metropolitan area. Our two restaurants in Mexico City sustained minimal cosmetic damage and we believe no structural damage. To date, we have not experienced a loss of operating days as a result of the earthquakes.

Secondary Offering

On May 17, 2017, we completed a secondary offering of 5,175,000 shares of common stock at a public offering price of $14.00 per share, which included 675,000 shares sold to the underwriters pursuant to their over-allotment option. As all of these shares were offered by certain selling stockholders we did not receive any proceeds from the offering.

2016 Summer Olympics

Rio de Janeiro hosted the 2016 Summer Olympics which were held during the third quarter of Fiscal 2016. As a result, we estimate our two Rio de Janeiro restaurants contributed approximately $1.4 million of incremental revenue in the third quarter of Fiscal 2016.

Recent Events in Brazil

Starting in 2015 a series of protests began in Brazil against the Brazilian government and its President. The initial protests occurred in cities throughout Brazil, including Rio de Janeiro and São Paolo, and continued throughout the remainder of 2015, culminating in the impeachment of the President of Brazil in August 2016. After a somewhat successful start to the new President’s administration, their proposed pension overhaul has faced significant opposition with protests occurring in a number of cities in response to the government’s austerity plans. The new administration has also endured a number of scandals emerging from a massive anti-corruption campaign which ultimately led to the current President’s indictment on corruption charges in June 2017. In August 2017, Brazil’s Lower House of government voted against sending the trial to Brazil’s Supreme Court; however this reprieve was short-lived as a second round of corruption charges were leveled against the current President in September 2017. While we understand that the current President is believed to have enough support in the Lower House to avoid another trial, the accusations have further dented his popularity which may affect the reform agenda as the 2018 general election draws near. As a result of the protests and political unrest, our restaurants in Brazil experienced reduced guest traffic in Fiscal 2016 and thus far in Fiscal 2017. Additionally, growing security concerns are affecting guest traffic in our two Rio de Janeiro restaurants, although we believe the local Rio de Janeiro government is attempting to address the security issues. While we believe these issues are temporary, should indicators suggest a permanent reduction in traffic due to the prolonged unrest, this reduction in cash flows could challenge the recovery of carrying value of certain Brazilian assets.

In addition to the uncertain political environment, Brazil continues to suffer from a protracted economic recession that is negatively impacting our guests. Although we believe Fiscal 2017 represents an inflection point for the Brazilian economy, as supported by improving economic forecasts, political turbulence continues to cast a long shadow on the strength of the recovery. Nevertheless, we believe Brazil’s economy will likely continue recovering as we lap the economic recession. With our focus on US development, Brazil will continue becoming a smaller portion of the overall business, representing less than 15% of our consolidated revenue base for the second half of Fiscal 2017.

Brazilian legislation regulating the collection of tips in commercial establishments was approved by the President of Brazil and became effective on May 13, 2017. We have implemented new procedures intended to facilitate our compliance with the new tip legislation, however, we cannot predict whether our procedures will fully comply with any regulations that may be adopted in furtherance of the legislation or judicial determinations as to the requirements of the legislation. Additionally, a comprehensive labor reform legislative bill was approved in July 2017 and is intended to become effective in November 2017. We are evaluating our options with respect to certain provisions of the legislation and cannot predict the impact of the new legislation or judicial determination as to the requirements of the legislation.

Commodity Pricing

During Fiscal 2016 we experienced improved food costs as a result of lower and stable beef prices which continued into Fiscal 2017. Although we experienced slight deflation in our overall commodity basket during the first half of Fiscal 2017, we experienced a spike in protein inflation during the third quarter of Fiscal 2017 due to retail demand pressures. Additionally, Fiscal 2016 marked the first year since 1967 that the food-at-home (grocery store or supermarket food items) CPI decreased in the US. This momentum continued into the first half of Fiscal 2017 leveling off in the third quarter of Fiscal 2017 with a marginal 40 basis points increase year-over-year. We anticipated slight inflation throughout the remainder of Fiscal 2017, closing the gap between the food-at-home (grocery store or supermarket food item) CPI and the-food-away-from-home (restaurant purchases) CPI however those prices have diverged yet again due, in part, to differences in the cost structures of restaurants and supermarkets.

Exchange Rate Impact

We experienced significant foreign currency impact during Fiscal 2016 due to fluctuations of the Brazilian Real relative to the US dollar. When the US dollar strengthens compared to the Brazilian Real, it has a negative impact on our Brazilian operating results upon translation of those results into US dollars for the purposes of consolidation. We anticipate continued foreign currency volatility throughout Fiscal 2017 with respect to the Brazilian Real. See “Supplemental Selected Constant Currency Information” on page 31 for the exchange rate impact on current financial periods.

Performance Indicators

In assessing the performance of our business, we consider a variety of performance and financial measures. The key measures we use for determining how our business is performing are the number of new restaurant openings, comparable restaurant sales, restaurant contribution and restaurant contribution margin and Adjusted EBITDA and Adjusted EBITDA margin. Restaurant contribution and restaurant contribution margin and Adjusted EBITDA and Adjusted EBITDA margin are non-GAAAP measures. See page 27 for discussion of non-GAAP financial measures.

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

Results of Operations

The following tables summarize key components of our consolidated results of operations for the periods indicated, both in dollars and as a percentage of revenue:

Third Fiscal Quarter Ended October 1, 2017 (13 Weeks) Compared to Third Fiscal Quarter Ended October 2, 2016 (13 Weeks)

(dollars in thousands)

	Fiscal Quarter Ended		Fiscal Quarter Ended
	October 1, 2017		October 2, 2016		Increase / (Decrease)
	Dollars	%(a)	Dollars	%(a)	Dollars	%(b)	%(c)
Revenue
US Restaurant	$60,862	85.2%	$56,818	82.4%	$4,044	7.1%	2.8%
Brazil Restaurant	10,337	14.5%	12,178	17.6%	(1,841)	(15.1%)	(3.1%)
Other revenue	205	0.3%	16	0.0%	189	*	*
Total revenue	71,404	100.0%	69,012	100.0%	2,392	3.5%	*
Restaurant operating costs
Food and beverage costs	21,313	29.8%	20,118	29.2%	1,195	5.9%	0.6%
Compensation and benefit costs	17,937	25.1%	16,321	23.6%	1,616	9.9%	1.5%
Occupancy and other operating expenses (excluding depreciation and amortization)	15,188	21.3%	13,575	19.7%	1,613	11.9%	1.6%
Total restaurant operating costs	54,438	76.2%	50,014	72.5%	4,424	8.8%	3.7%
Marketing and advertising costs	1,963	2.7%	1,705	2.5%	258	15.1%	0.2%
General and administrative costs	5,286	7.4%	4,975	7.2%	311	6.3%	0.2%
Pre-opening costs	377	0.5%	1,081	1.6%	(704)	(65.1%)	(1.1%)
Depreciation and amortization	4,792	6.7%	3,962	5.7%	830	20.9%	1.0%
Other operating (income) expense, net	12	0.0%	38	0.1%	26	*	0.1%
Total costs and expenses	66,868	93.6%	61,775	89.5%	5,093	8.2%	4.1%
Income from operations	4,536	6.4%	7,237	10.5%	(2,701)	(37.3%)	(4.1%)
Other income (expense):
Interest expense, net	(1,299)	(1.8%)	(1,087)	(1.6%)	212	19.5%	0.2%
Interest income	587	0.8%	648	0.9%	(61)	(9.4%)	0.1%
Other income (expense), net	—	0.0%	(11)	0.0%	11	*	0.0%
Total other income (expense), net	(712)	(1.0%)	(450)	(0.7%)	262	58.2%	0.3%
Income before income taxes	3,824	5.4%	6,787	9.8%	(2,963)	*	(4.4%)
Income tax expense	1,305	1.8%	2,295	3.3%	(990)	(43.1%)	(1.5%)
Net income	2,519	3.5%	4,492	6.5%	(1,973)	(43.9%)	(3.0%)
Less: Loss attributable to noncontrolling interest	(190)	(0.3%)	(87)	(0.1%)	*	*	*
Net income attributable to Fogo de Chão, Inc.	$2,709	3.8%	$4,579	6.6%	$(1,870)	(40.8%)	(2.8%)

(a)	Calculated as a percentage of total revenue.
(b)	Calculated percentage increase / (decrease) in dollars.
(c)	Calculated increase / (decrease) in percentage of total revenue.
*	Not meaningful.

Revenue

Total revenue increased due to a $5.0 million increase in non-comparable restaurant sales, a favorable foreign exchange impact of $0.3 million, and a $0.2 million increase in joint venture revenue, offset by a $3.1 million decrease in comparable restaurant sales. Total comparable restaurant sales decreased 5.1%.

US restaurant revenue increased due to a $5.0 million increase in non-comparable restaurant sales, offset by a $1.0 million decrease in comparable restaurant sales. US comparable restaurant sales decreased 2.1%.

Brazil restaurant revenue decreased due to a $2.1 million decrease in comparable restaurant sales, offset by a favorable foreign exchange impact of $0.3 million. Brazil comparable restaurant sales decreased 17.1%. Excluding the impact of the two Rio de Janeiro locations, Brazil comparable restaurant sales increased 3.0%. The Rio de Janeiro locations’ results included lapping the 2016 Summer Olympics and current security issues in that city during the third quarter of Fiscal 2017.

Other revenue increased as our first Middle East JV restaurant opened in Jeddah, Saudi Arabia. In connection with the Jeddah opening we recognized a country development fee and a store opening fee in addition to a recurring license fee.

Food and Beverage Costs

Food and beverage costs increased due to a $1.8 million increase in food and beverage costs of non-comparable restaurants and an unfavorable foreign exchange impact of $0.1 million, offset by a $0.7 million decrease in food and beverage costs of comparable restaurants. As a percentage of total revenue, total food and beverage costs increased as a result of protein inflation and the impact of the hurricanes, marginally offset by reduced consumption as a result of waste management initiatives.

Compensation and Benefit Costs

Compensation and benefit costs increased due to a $2.0 million increase in non-comparable restaurant labor expense, offset by a $0.4 million decrease in comparable restaurant labor expense. As a percentage of total revenue, total compensation and benefits costs increased due to minimum wage increases on a reduced revenue base, inefficiencies associated with new restaurant openings, and maintaining pay at hurricane affected restaurants. These increases were moderately offset by scheduling efficiencies and lower overtime pay.

Occupancy and Other Operating Expenses

Occupancy and other operating expenses increased due to a $1.5 million increase in non-comparable restaurant operating expenses and a $0.1 million increase in comparable restaurant operating expenses. As a percentage of total revenue, total occupancy and other operating expenses increased as a result of fixed costs on a reduced revenue base, higher costs of rent as a percentage of sales in our new restaurants as these stores are in the early stages of their revenue growth curve, and closure related costs for an underperforming restaurant in Brazil.

Marketing and Advertising Costs

As a percentage of total revenue, marketing and advertising costs increased due in part to an increase in digital advertising spend.

General and Administrative Costs

General and administrative costs increased due to $0.2 million in concurrent corporate office rents as we transition to our new corporate office space, a $0.1 million donation to the Houston Food Bank in relation to Hurricane Harvey relief efforts, and a $0.1 million increase in corporate compensation as a result of additional headcount in the US and the timing of performance related bonuses. These increases were offset by $0.1 million in one-time expenses related to the realignment of management of our Brazilian subsidiaries in the third quarter of Fiscal 2016. As a percentage of total revenue, general and administrative costs increased due to increased expenses on a reduced revenue base.

Pre-opening Costs

Pre-opening costs decreased due to the timing of new restaurant development.

Interest Expense

Interest expense, net of capitalized interest, increased due to a 0.5% increase in the interest rate on our 2015 Credit Facility, which was alleviated slightly by a decrease in the average outstanding balance.

Income Tax Expense

The Company recognized income tax expense of $1.3 million (consolidated effective tax rate of 34.1%) for the third quarter of Fiscal 2017 and $2.3 million (consolidated effective tax rate of 33.8%) for the third quarter of Fiscal 2016. During the third quarter of Fiscal 2017, we identified an error in the accounting for a prior period business acquisition resulting from the omission of tax basis related to two restaurants that were under construction at the time of the acquisition. We corrected this error in the third quarter of Fiscal 2017, which resulted in the recognition of a discrete tax benefit of $0.2 million. Additionally, during the third quarter of Fiscal 2017, we evaluated both positive and negative evidence related to our operations in Puerto Rico and determined that we do not believe it is more likely than not that our deferred tax assets will be utilized in the foreseeable future. As a result, a valuation allowance was recorded and the net impact resulted in a discrete tax expense of $0.2 million in the third quarter of Fiscal 2017. These discrete tax items impacted the consolidated effective tax rate by less than 0.1% for the third quarter of Fiscal 2017.

Thirty-Nine Week Period Ended October 1, 2017 (39 Weeks) Compared to Thirty-Nine Week Period Ended October 2, 2016 (39 Weeks)

(dollars in thousands)

	Thirty-Nine Week Period Ended		Thirty-Nine Week Period Ended
	October 1, 2017		October 2, 2016		Increase / (Decrease)
	Dollars	%(a)	Dollars	%(a)	Dollars	%(b)	%(c)
Revenue
US Restaurant	$194,121	86.1%	$176,786	85.2%	$17,335	9.8%	0.9%
Brazil Restaurant	31,145	13.8%	30,576	14.8%	569	1.9%	(1.0%)
Other revenue	251	0.1%	57	0.0%	194	*	*
Total revenue	225,517	100.0%	207,419	100.0%	18,098	8.7%	*
Restaurant operating costs
Food and beverage costs	65,073	28.9%	59,539	28.7%	5,534	9.3%	0.2%
Compensation and benefit costs	54,683	24.2%	48,330	23.3%	6,353	13.1%	0.9%
Occupancy and other operating expenses (excluding depreciation and amortization)	45,306	20.1%	39,199	18.9%	6,107	15.6%	1.2%
Total restaurant operating costs	165,062	73.2%	147,068	70.9%	17,994	12.2%	2.3%
Marketing and advertising costs	5,956	2.6%	5,116	2.5%	840	16.4%	0.1%
General and administrative costs	16,918	7.5%	15,384	7.4%	1,534	10.0%	0.1%
Pre-opening costs	2,410	1.1%	2,113	1.0%	297	14.1%	0.1%
Depreciation and amortization	14,092	6.2%	11,590	5.6%	2,502	21.6%	0.6%
Other operating (income) expense, net	344	0.2%	(166)	(0.1%)	(510)	*	(0.3%)
Total costs and expenses	204,782	90.8%	181,105	87.3%	23,677	13.1%	3.5%
Income from operations	20,735	9.2%	26,314	12.7%	(5,579)	(21.2%)	(3.5%)
Other income (expense):
Interest expense, net	(3,709)	(1.6%)	(3,307)	(1.6%)	402	12.2%	0.0%
Interest income	1,909	0.8%	1,534	0.7%	375	24.4%	(0.1%)
Other income (expense), net	12	0.0%	(14)	0.0%	(26)	*	0.0%
Total other income (expense), net	(1,788)	(0.8%)	(1,787)	(0.9%)	1	0.1%	(0.1%)
Income before income taxes	18,947	8.4%	24,527	11.8%	(5,580)	*	(3.4%)
Income tax expense (benefit)	6,195	2.7%	7,977	3.8%	(1,782)	(22.3%)	(1.1%)
Net income	12,752	5.7%	16,550	8.0%	(3,798)	(22.9%)	(2.3%)
Less: Loss attributable to noncontrolling interest	(410)	(0.2%)	(189)	(0.1%)	*	*	*
Net income attributable to Fogo de Chão, Inc.	$13,162	5.8%	$16,739	8.1%	$(3,577)	(21.4%)	(2.3%)

(a)	Calculated as a percentage of total revenue.
(b)	Calculated percentage increase / (decrease) in dollars.
(c)	Calculated increase / (decrease) in percentage of total revenue.
*	Not meaningful.

Revenue

Total revenue increased due to a $17.7 million increase in non-comparable restaurant sales, a favorable foreign exchange impact of $3.1 million, and a $0.2 million increase in joint venture revenue, offset by a $2.9 million decrease in comparable restaurant sales. Total comparable restaurant sales decreased 1.4%.

US restaurant revenue increased due to a $17.7 million increase in non-comparable restaurant sales, offset by a $0.4 million decrease in comparable restaurant sales. US comparable restaurant sales decreased 0.2%.

Brazil restaurant revenue increased due to a favorable foreign exchange impact of $3.1 million, offset by a $2.5 million decrease in comparable restaurant sales. Brazil comparable restaurant sales decreased 7.4%. Excluding the impact of the two Rio de Janeiro locations, Brazil comparable restaurant sales decreased 0.7%. The Rio de Janeiro locations’ results included lapping the 2016 Summer Olympics and current security issues in that city during the third quarter of Fiscal 2017.

Other revenue increased as our first Middle East JV restaurant opened in Jeddah, Saudi Arabia. In connection with the Jeddah opening we recognized a country development fee and a store opening fee in addition to a recurring license fee.

Food and Beverage Costs

Food and beverage costs increased due to a $5.5 million increase in food and beverage costs of non-comparable restaurants and an unfavorable foreign exchange impact of $1.1 million, offset by a $1.1 million decrease in food and beverage costs of comparable restaurants. As a percentage of total revenue, total food and beverage costs increased as a result of new restaurant opening headwinds and the impact of the hurricanes, somewhat offset by reduced liquor and desserts costs in Brazil.

Compensation and Benefit Costs

Compensation and benefit costs increased due to a $5.3 million increase in non-comparable restaurant labor expense, a $0.5 million increase in comparable restaurant labor expense, an unfavorable foreign exchange impact of $0.5 million, and a $0.1 million increase in share-based compensation. As a percentage of total revenue, total compensation and benefits costs increased as a result of wage rate inflation in the US and Brazil in addition to inefficiencies associated with new restaurant openings, marginally offset by lower insurance costs.

Occupancy and Other Operating Expenses

Occupancy and other operating expenses increased due to a $4.2 million increase in non-comparable restaurant operating expenses, a $1.2 million increase in comparable restaurant operating expenses, and an unfavorable foreign exchange rate impact of $0.7 million. As a percentage of total revenue, total occupancy and other operating expenses increased due to higher costs of rent as a percentage of sales in our new restaurants as these stores are in the early stages of their revenue growth curve, the timing of restaurant repairs, and local commercial rent taxes.

Marketing and Advertising Costs

As a percentage of total revenue, marketing and advertising costs increased marginally.

General and Administrative Costs

General and administrative costs increased due to $0.7 million in expenses related to our secondary offering in the second quarter of Fiscal 2017, a $0.7 million increase in corporate compensation as a result of additional headcount in the US and the timing of performance related bonuses, $0.2 million in concurrent corporate office rents as we transition to our new corporate office space, an unfavorable foreign exchange impact of $0.2 million and a $0.1 million donation to the Houston Food Bank in relation to Hurricane Harvey relief efforts. These increases were offset by $0.3 million in one-time expenses related to the realignment of management of the Brazilian subsidiaries and the legal transfer of the Brazilian subsidiaries to the Company’s Dutch holding company and $0.1 million in one-time legal and accounting expenses for the thirty-nine week period ended October 2, 2016. As a percentage of total revenue, general and administrative costs increased nominally.

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

Income Tax Expense

The Company recognized income tax expense of $6.2 million (consolidated effective tax rate of 32.7%) for the thirty-nine week period ended October 1, 2017 and $8.0 million (consolidated effective tax rate of 32.5%) for the thirty-nine week period ended October 2, 2016. During the thirty-nine week period ended October 1, 2017, we recognized discrete tax benefits of $0.2 million resulting from refunds received related to prior year state and local income tax returns and a $0.2 million discrete tax benefit in connection with an error we identified and corrected during the third quarter of Fiscal 2017 related to the accounting for a prior period business acquisition resulting from the omission of tax basis related to two restaurants that were under construction at the time of the acquisition. Additionally, we evaluated both positive and negative evidence related to our operations in Puerto Rico and determined that we do not believe it is more likely than not that our deferred tax assets will be utilized in the foreseeable future. As a result, a valuation allowance was recorded and the net impact resulted in a discrete tax expense of $0.2 million for the thirty-nine week period ended October 1, 2017.These discrete tax items positively impacted the consolidated effective tax rate by 1.1% for the thirty-nine week period ended October 1, 2017.

Non-GAAP Financial Measures

To supplement its unaudited condensed consolidated financial statements, which are prepared and presented in accordance with GAAP, the Company uses the following non-GAAP financial measures: restaurant contribution and restaurant contribution margin and Adjusted EBITDA and Adjusted EBITDA margin (collectively, the "non-GAAP financial measures"). The presentation of this financial information is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. The Company uses these non-GAAP financial measures for financial and operational decision making and as a means to evaluate period-to-period comparisons. The Company believes that they provide useful information about operating results, enhance the overall understanding of past financial performance and future prospects, and allow for greater transparency with respect to key metrics used by management in its financial and operational decision making. The non-GAAP measures used by the Company may be different from the methods used by other companies

Restaurant Contribution and Restaurant Contribution Margin

Restaurant contribution, a non-GAAP financial measure, is equal to revenue generated by our restaurants sales less direct restaurant operating costs (which include food and beverage costs, compensation and benefits costs, and occupancy and certain other operating costs but exclude depreciation and amortization expense). This performance measure includes only the costs that restaurant level managers can directly control and excludes other operating costs that are essential to conduct the Company’s business. Depreciation and amortization expense is excluded because it is not an operating cost that can be directly controlled by restaurant level managers. Restaurant contribution margin is equal to restaurant contribution as a percentage of revenue from restaurant sales. Restaurant contribution and restaurant contribution margin are supplemental measures of operating performance of our restaurants and our calculations thereof may not be comparable to those reported by other companies.

We use restaurant contribution and restaurant contribution margin as key metrics to evaluate the profitability of incremental sales at our restaurants, to evaluate our restaurant performance across periods and to evaluate our restaurant financial performance compared with our competitors. We believe restaurant level operating margin is useful to investors in that it highlights trends in our core business that may not otherwise be apparent to investors when relying solely on GAAP financial measures. Because other companies may calculate restaurant level margin differently than we do, restaurant level margin as presented herein may not be comparable to similarly titled measures reported by other companies.

Restaurant contribution and restaurant contribution margin are neither required by, nor presented in accordance with GAAP. Restaurant contribution and restaurant contribution margin have limitations as analytical tools, and you should not consider them in isolation or as substitutes for analysis of our results as reported under GAAP.

Restaurant Contribution

The following table sets forth a reconciliation of income from operations, which is a GAAP financial measure, to total segment restaurant contribution (dollars in thousands).

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	October 1,	October 2,	October 1,	October 2,
	2017	2016	2017	2016
Income from operations	$4,536	$7,237	$20,735	$26,314
Less:
Other revenue	205	16	251	57
Add:
Marketing and advertising costs	1,963	1,705	5,956	5,116
General and administrative costs	5,286	4,975	16,918	15,384
Pre-opening costs	377	1,081	2,410	2,113
Depreciation and amortization	4,792	3,962	14,092	11,590
Other operating (income) expense, net	12	38	344	(166)
Total segment restaurant contribution	$16,761	$18,982	$60,204	$60,294

Total revenues	$71,404	$69,012	$225,517	$207,419
Less: Other revenue	205	16	251	57
Total segment revenue from restaurant sales	$71,199	$68,996	$225,266	$207,362

 The following tables summarize restaurant contribution by segment and restaurant contribution margin by segment for the third fiscal quarter ended October 1, 2017 compared to third fiscal quarter ended October 2, 2016 and the thirty-nine week period ended October 1, 2017 compared to the thirty-nine week period ended October 2, 2016 (dollars in thousands).

	Fiscal Quarter Ended		Fiscal Quarter Ended
	October 1, 2017		October 2, 2016		Increase / (Decrease)
	Dollars	%(a)	Dollars	%(a)	Dollars	%(b)	%(c)
Revenue restaurant sales
US Restaurant	$60,862	85.5%	$56,818	82.3%	$4,044	7.1%	3.2%
Brazil Restaurant	10,337	14.5%	12,178	17.7%	(1,841)	(15.1%)	(3.2%)
Total revenue restaurant sales	$71,199	100.0%	$68,996	100.0%	$2,203	3.2%	*
Restaurant operating costs
US	$46,861	77.0%	$41,788	73.5%	$5,073	12.1%	3.5%
Brazil	7,577	73.3%	8,226	67.5%	(649)	(7.9%)	5.8%
Total restaurant operating costs	$54,438	76.5%	$50,014	72.5%	$4,424	8.8%	4.0%
Restaurant contribution
US	$14,001	23.0%	$15,030	26.5%	$(1,029)	(6.8%)	(3.5%)
Brazil	2,760	26.7%	3,952	32.5%	(1,192)	(30.2%)	(5.8%)
Total segment restaurant contribution	$16,761	23.5%	$18,982	27.5%	$(2,221)	(11.7%)	(4.0%)

(a)	Calculated as a percentage of total revenue restaurant sales or segment revenue from restaurant sales where applicable.
(b)	Calculated percentage increase / (decrease) in dollars.

(c)	Calculated increase / (decrease) in percentage of total revenue restaurant sales or segment revenue from restaurant sales where applicable.
*	Not meaningful.

	Thirty-Nine Week Period Ended		Thirty-Nine Week Period Ended
	October 1, 2017		October 2, 2016		Increase / (Decrease)
	Dollars	%(a)	Dollars	%(a)	Dollars	%(b)	%(c)
Revenue restaurant sales
US Restaurant	$194,121	86.2%	$176,786	85.3%	$17,335	9.8%	0.9%
Brazil Restaurant	31,145	13.8%	30,576	14.7%	569	1.9%	(0.9%)
Total revenue restaurant sales	$225,266	100.0%	$207,362	100.0%	$17,904	8.6%	*
Restaurant operating costs
US	$142,681	73.5%	$125,946	71.2%	$16,735	13.3%	2.3%
Brazil	22,381	71.9%	21,122	69.1%	1,259	6.0%	2.8%
Total restaurant operating costs	$165,062	73.3%	$147,068	70.9%	$17,994	12.2%	2.4%
Restaurant contribution
US	$51,440	26.5%	$50,840	28.8%	$600	1.2%	(2.3%)
Brazil	8,764	28.1%	9,454	30.9%	(690)	(7.3%)	(2.8%)
Total segment restaurant contribution	$60,204	26.7%	$60,294	29.1%	$(90)	(0.1%)	(2.4%)

(a)	Calculated as a percentage of total revenue restaurant sales or segment revenue from restaurant sales where applicable.
(b)	Calculated percentage increase / (decrease) in dollars.
(c)	Calculated increase / (decrease) in percentage of total revenue restaurant sales or segment revenue from restaurant sales where applicable.
*	Not meaningful

Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA, a non-GAAP financial measure, is defined as net income before interest, taxes and depreciation and amortization plus the sum of certain operating and non-operating expenses, including pre-opening costs, share-based compensation costs, non-cash impairment charges, and other non-cash or similar adjustments. Adjusted EBITDA margin, a non-GAAP financial measure, represents Adjusted EBITDA as a percentage of revenue. By monitoring and controlling our Adjusted EBITDA and Adjusted EBITDA margin, we can gauge the overall profitability of our company. Adjusted EBITDA and Adjusted EBITDA margin are supplemental measures of our performance that are neither required by, nor presented in accordance with, GAAP. Adjusted EBITDA and Adjusted EBITDA margin are not measurements of our financial performance under GAAP and should not be considered as an alternative to net income (loss), operating income or any other performance measures derived in accordance with GAAP or as an alternative to cash flows from operating activities as a measure of our liquidity. In addition, in evaluating Adjusted EBITDA and Adjusted EBITDA margin, you should be aware that in the future we will incur expenses or charges such as those added back to calculate Adjusted EBITDA. Our presentation of Adjusted EBITDA and Adjusted EBITDA margin should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

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

Adjusted EBITDA

The following table sets forth the reconciliation of net income, which is a GAAP financial measure, to Adjusted EBITDA (dollars in thousands).

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Net income attributable to Fogo de Chão, Inc.	$2,709	$4,579	$13,162	$16,739
Depreciation and amortization expense(a)	4,684	3,897	13,787	11,389
Interest expense, net	1,299	1,087	3,709	3,307
Interest income	(587)	(648)	(1,909)	(1,534)
Income tax expense (benefit)(b)	1,296	2,279	6,162	7,926
EBITDA	9,401	11,194	34,911	37,827
Pre-opening costs(c)	376	988	2,407	1,987
Share-based compensation	118	208	417	620
Non-cash adjustments(d)	211	236	651	734
Secondary offering costs	—	—	715	—
Corporate office relocation	154	—	154	—
Non-recurring expenses(e)	123	108	331	456
Adjusted EBITDA	$10,383	$12,734	$39,586	$41,624

(a)

For the thirteen and thirty-nine week periods ended October 1, 2017, excludes $0.11 million and $0.31 million, respectively, of depreciation expense attributable to our joint venture in Mexico. For the thirteen and thirty-nine week periods ended October 2, 2016 excludes $0.07 million and $0.20 million, respectively, of depreciation expense attributable to our joint venture in Mexico.

(b)

For the thirteen and thirty-nine week periods ended October 1, 2017, excludes $0.01 million and $0.03 million, respectively, of income tax expense for our joint venture in Mexico. For the thirteen and thirty-nine week periods ended October 2, 2016, excludes $0.02 million and $0.05 million, respectively, of income tax expense for our joint venture in Mexico.

(c)	For the thirteen and thirty-nine week periods ended October 1, 2017 and October 2, 2016, excludes immaterial pre-opening costs for our joint venture in Mexico.
(d)	Consists of non-cash portion of straight line rent expense.
(e)

For the thirteen and thirty-nine week periods ended October 1, 2017, amount consists of closure related costs associated with an underperforming location in Brazil whose lease was not renewed. For the thirty-nine week period ended October 1, 2017, amount includes a $0.2 million increase in reserves related to litigation with The Union of Workers in Hotels, Apart-Hotels, Motels, Flats, Restaurants, Bars, Snack Bars and Similar in São Paulo and the Region. An agreement was reached with the Union of Workers to resolve the claims and a labor court judge signed an order approving the agreement during the second quarter of Fiscal 2017. For the thirteen and thirty-nine week periods ended October 2, 2016 amount includes $0.1 million and $0.3 million, respectively, of one-time expenses related to the realignment of management of the Brazilian subsidiaries and the legal transfer of the Brazilian subsidiaries to the Company’s Dutch holding company to support the Company’s expansion into international markets. For the thirty-nine week period ended October 2, 2016 amounts include $0.1 million of one-time legal and accounting fees.

Supplemental Selected Constant Currency Information

As exchange rates are an important factor in understanding period-to-period comparisons, we believe the presentation of certain results on a constant currency basis in addition to reported results helps improve investors’ ability to understand our operating results and evaluate our performance in comparison to prior periods. Constant currency information compares results between periods as if exchange rates had remained constant period-over-period. We use results on a constant currency basis as one measure to evaluate our performance. We calculate constant currency by retranslating results across all prior periods presented using a derived exchange rate for the most current year periods presented based on actual results. The tables set forth below calculate constant currency at a foreign currency exchange rate of 3.1601 and 3.1727 Brazilian reais to 1 US dollar, which represents the derived exchange rates for the thirteen and thirty-nine week periods ended October 1, 2017, calculated as explained above. These results should be considered in addition to, not as a substitute for, results reported in accordance with GAAP. Results on a constant currency basis, as we present them, may not be comparable to similarly titled measures used by other companies and are not measures of performance presented in accordance with GAAP.

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Total revenue as reported	$71,404	$69,012	$225,517	$207,419
Effect of foreign currency	—	320	—	3,128
Total revenue at constant currency	$71,404	$69,332	$225,517	$210,547

Adjusted EBITDA	$10,383	$12,734	$39,586	$41,624
Effect of foreign currency	—	64	—	603
Adjusted EBITDA at constant currency	$10,383	$12,798	$39,586	$42,227
Adjusted EBITDA margin at constant currency	14.5%	18.5%	17.6%	20.1%

Segment restaurant contribution	$16,761	$18,982	$60,204	$60,294
Effect of foreign currency	—	88	—	878
Segment restaurant contribution at constant currency	$16,761	$19,070	$60,204	$61,172
Segment restaurant contribution margin at constant currency	23.5%	27.5%	26.7%	29.1%

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

In Fiscal 2016, we effectuated an internal restructuring whereby we created a new Dutch holding company, FDC Netherlands Cooperatief U.A. (“Fogo COOP”) and contributed all of the Brazilian subsidiaries down below Fogo COOP. We then made contemporaneous check-the-box elections to treat these subsidiaries as disregarded entities or branches of Fogo COOP. For US federal income tax purposes, this transaction was structured as a tax-free reorganization under section 368(a)(1)(D) or (F). Following, the internal restructuring, Fogo COOP is treated as the regarded or separate legal entity for US federal income tax purposes and the Brazilian entities are branches or divisions of Fogo COOP. Consequently, income or losses earned by the Brazilian entities are deemed to be earned by Fogo COOP for US federal income tax purposes. We consider the undistributed earnings related to Fogo COOP (and indirectly the earnings of its Brazilian disregarded entities as well as the earnings related to its majority interest in its Mexican joint ventures) to be indefinitely reinvested and expect them to continue to be indefinitely reinvested. Accordingly, no provision for US income and additional foreign taxes has been recorded on aggregate undistributed earnings of $48.8 million as of October 1, 2017. If there is a change in assertion regarding indefinite or permanent reinvestment of the undistributed earnings of our Dutch subsidiary, we would record a deferred tax liability attributable to those undistributed earnings in the amount of approximately $17.0 million. As of October 1, 2017, we had $35.1 million in cash and cash equivalents, of which $28.3 million was held indirectly in Brazil by Fogo COOP’s Brazilian disregarded entities, and $3.2 million was held directly in the Netherlands by Fogo COOP, which could be subject to additional taxes if repatriated to the US.

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

	Thirty-Nine Week Periods Ended
	October 1,	October 2,
	2017	2016
Net cash provided by (used in)
Operating activities	$35,196	$36,689
Investing activities	(25,167)	(25,601)
Financing activities	(6,954)	(8,760)
Effect of foreign exchange	773	2,818
Net increase in cash	$3,848	$5,146

Operating Activities

Net cash provided by operating activities for the thirty-nine weeks ended October 1, 2017 decreased $1.5 million from the thirty-nine weeks ended October 2, 2016. The decrease in cash is related to increases in cash paid for interest and income taxes, gift card redemptions outpacing gift card sales and a decrease in cash related to the timing of collections of receivables and payments of liabilities.

Investing Activities

For the thirty-nine weeks ended October 1, 2017, compared to the thirty-nine weeks ended October 2, 2016, net cash used in investing activities decreased by $0.4 million due to the timing of capital expenditures related to new restaurant construction.

Financing Activities

Net cash used in financing activities for the thirty-nine weeks ended October 1, 2017 decreased $1.8 million from the thirty-nine weeks ended October 2, 2016 primarily due to the timing of repayments on the 2015 Credit Facility offset by the timing of contributions and distributions of our Mexican JV Partner.

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

At our option, loans under the Revolving Credit Facility may be Base Rate Loans or Eurodollar Rate Loans and bear interest at a Base Rate or Eurodollar Rate, respectively, plus the Applicable Rate.  The “Applicable Rate” for any Base Rate Loans or Eurodollar Rate Loan shall be between 50 and 150 basis points with respect to Base Rate Loans and between 150 and 250 basis points with respect to Eurodollar Rate Loans, depending on the Total Rent Adjusted Leverage Ratio.  The current Applicable Rate will be (i) in the case of any Base Rate Loan 0.75% and in the case of any Eurodollar Rate Loan, 1.75%.

The 2015 Credit Facility contains a number of affirmative, negative and financial covenants, and events of default customary for facilities of this type.  The covenants, among other things, restrict our ability to incur additional indebtedness, make certain acquisitions, engage in certain transactions with affiliates, and authorize or pay dividends. In addition, we will be required to maintain two financial covenants, which include a maximum Total Rent Adjusted Leverage Ratio (at levels that vary until maturity) and a minimum Consolidated Interest Coverage Ratio. At October 1, 2017, these required ratios were 5.25 to 1 and 2.00 to 1, respectively and the Company was in compliance with those covenants.

As of October 1, 2017, we had seven letters of credit outstanding for a total of $5.7 million and $101.3 million of available borrowing capacity under the 2015 Credit Facility.

Contractual Obligations

In Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2017, we disclosed that we had $375.9 million in total contractual obligations as of January 1, 2017. Other than the items discussed below, there have been no material changes in our total obligations during the thirty-nine weeks ended October 1, 2017 outside of the normal course of our business.

We lease certain restaurant locations, storage spaces, buildings and equipment under non-cancelable operating leases. Our restaurant leases generally have initial terms of between 10 and 20 years, and generally can be extended only in five-year increments. Our leases expire at various dates between 2017 and 2033, excluding extensions at our option. During the thirty-nine week period ended October 1, 2017, we entered into an additional lease and exercised an extension on an existing lease, adding estimated minimum future rental payments of approximately $8.4 million attributable to these non-cancelable operating leases.

Off-Balance Sheet Arrangements

We enter into standby letters of credit to secure certain of our obligations, including insurance programs and lease obligations. As of October 1, 2017, letters of credit and letters of guaranty totaling $5.7 million have been issued. Other than these standby letters of credit, we do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. In addition, we have not entered into any derivative contracts or synthetic leases.

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

Impairment of Long-Lived Assets

On a quarterly basis, or as circumstances warrant, we review long-lived assets to determine if triggering events have occurred which would require a test to determine if the carrying amount of the assets may not be recoverable based on estimated future cash flows. Assets are reviewed at the lowest level for which cash flows can be identified, which is at the individual restaurant level. In the absence of extraordinary events, restaurants are included in our impairment analysis after they have been opened for 36 months. An initial three-year operating plan is developed for each new location and we remain committed to that plan barring unforeseen circumstances.

We are currently monitoring the performance of one restaurant location that has been open approximately 22 months. As of October 1, 2017, the restaurant location had a net book value of $4.3 and contributed $0.9 million in operating losses to income from operations, including $0.3 million in depreciation expense, for the thirty-nine week period ended October 1, 2017. If performance improvements are not realized for this restaurant, an impairment charge may be recognized in future periods.

Our restaurant in San Juan, Puerto Rico remains closed as of the date of this filing, however we expect to reopen the location around mid-November 2017.  Due to the closure, the San Juan location experienced operating losses during the third quarter and into the fourth quarter of Fiscal 2017.  While we believe these losses are temporary, should indicators suggest a prolonged period of closure and continued losses, this reduction in cash flows could challenge the recovery of carrying value of the restaurants’ assets.

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

Foreign Currency Exchange Risk

The reporting currency for our consolidated financial statements is the US dollar. However, during the thirty-nine week periods ended October 1, 2017 and October 2, 2016, we generated 13.8% and 14.8%, respectively, of our revenue in Brazil. The revenue and expenses of our Brazilian subsidiaries is translated at the then average exchange rates and as a result our consolidated financial statements are impacted by fluctuations in the foreign currency exchange rates. The Brazilian Real strengthened in relation to the US dollar 3.2% since October 2, 2016. As a result, we have experienced significant foreign currency impact due to fluctuations of the Brazilian Real relative to the US dollar and may be impacted materially for the foreseeable future. For example, if the US dollar strengthened it would have a negative impact on our Brazilian operating results upon translation of those results into US dollars for the purposes of consolidation. Any hypothetical loss in revenue could be partially or completely offset by lower food and beverage costs and lower selling, general and administrative costs that are generated in Brazilian reais. A 10% appreciation in the relative value of the US dollar compared to the Brazilian Real would have resulted in lost income from operations of approximately $0.4 million for the thirty-nine week period ended October 1, 2017 and $0.5 million for the thirty-nine week period ended October 2, 2016. To the extent the ratio between our revenue generated in Brazilian reais increases as compared to our expenses generated in Brazilian reais, we expect that our results of operations will be further impacted by changes in exchange rates. We do not currently hedge foreign currency fluctuations. However, in the future, in an effort to mitigate losses associated with these risks, we may at times enter into derivative financial instruments, although we have not historically done so. These may take the form of forward sales contracts and option contracts. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.

Interest Rate Risk

We are exposed to market risk from changes in interest rates on our debt, which bears interest at variable rates and is a function of our Total Rent Adjusted Leverage Ratio as defined in the 2015 Credit Facility agreement. As of October 1, 2017, we had total aggregate principal amount of outstanding borrowings of $143.0 million. A 1.00% increase in the effective interest rate applied to these borrowings would result in an interest expense increase of $1.4 million on an annualized basis. We manage our interest rate risk through normal operating and financing activities and, when determined appropriate, through the use of derivative financial instruments.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management establishes and maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. We evaluated the effectiveness of our disclosure controls and procedures as of October 1, 2017, with the participation of our CEO and CFO, as well as other key members of our management. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of October 1, 2017.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter ended October 1, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Index

Exhibit Number	Description

10.1#	Form of Fogo 2015 Plan Restricted Stock Award Notice and Agreement (2017 Grant-Time Vesting)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#	Management contract or compensatory plan or arrangement.
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

FOGO DE CHAO, INC.

Date: November 7, 2017	By:	/s/ Lawrence J. Johnson
Lawrence J. Johnson
Chief Executive Officer
(principal executive officer)

Date: November 7, 2017	By:	/s/ Anthony D. Laday
Anthony D. Laday
Chief Financial Officer
(principal financial officer)