Form 10-K
period 2017-12-31
Fogo de Chao, Inc.
filed 2018-03-09
CIK 1627487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to ________

Commission File Number: 001-37450

FOGO DE CHAO, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	45-5353489
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5908 Headquarters Drive Suite K200 Plano, TX	75024
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☑ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐ (Do not check if a small reporting company)	Small reporting company	☐

Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑

As of July 2, 2017, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant's outstanding common stock held by non-affiliates was approximately $150,142,000, based upon the last reported sales price on June 30, 2017. The registrant’s common stock was not traded on July 2, 2017, the last day of the registrant’s second fiscal quarter. For purposes of this calculation, shares of common stock held by each executive officer and director and by holders of more than 5% of the outstanding common stock have been excluded since those persons may under certain circumstances be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of registrant’s Common Stock outstanding as of March 2, 2018 was 28,254,732.

Pursuant to general instruction G to Form 10-K, portions of information to be disclosed in registrant’s definitive proxy statement for its 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

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

PART I

Item 1. Business.

Merger Agreement with Rhône

On February 20, 2018, we entered into an Agreement and Plan of Merger among Prime Cut Intermediate Holdings Inc., a Delaware corporation (“Parent”) and an investment entity affiliated with Rhône Capital V L.P. (“Rhône”) and Prime Cut Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Subsidiary”), pursuant to which, among other things and subject to the satisfaction or waiver of specified conditions, Merger Subsidiary will merge with and into Fogo de Chão, which will survive as a wholly owned subsidiary of Parent. Parent will finance the Merger with a combination of debt and equity financing. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Key Events – Merger Agreement with Rhône” for information about the transaction.

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

We operate on a 52- or 53-week fiscal year that ends on the Sunday that is closest to December 31 of that year. Our fiscal quarters consist of 13 weeks, although in the years with 53 weeks, the fourth quarter represents a 14-week period. All fiscal years presented in this Form 10-K consist of 52 weeks, with the exception of Fiscal 2015 which consisted of 53 weeks ended January 3, 2016. References to Fiscal 2016 relate to our 52-week fiscal year ended January 1, 2017. References to Fiscal 2017 relate to our 52-week fiscal year ended December 31, 2017.

Our Company

Fogo de Chão (fogo-dee-shoun) is a leading Brazilian steakhouse, or churrascaria, which has specialized for nearly 40 years in fire-roasting high-quality meats utilizing the centuries-old Southern Brazilian cooking technique of churrasco. We deliver a distinctive and authentic Brazilian dining experience through the combination of our high-quality Brazilian cuisine and our differentiated service model known as espeto corrido (Portuguese for “continuous service”) delivered by our churrasqueiros, which we refer to as our gaucho chefs. We offer our guests a variety of menu choices at varying price points including our most popular offering, the Full Churrasco Experience, as well as Gaucho Lunch, Weekend Brazilian Brunch and Bar Fogo menu items. The Full Churrasco Experience, our prix fixe menu, provides the opportunity to experience a variety of meats including beef, lamb, pork and chicken, simply seasoned and carefully fire-roasted to expose their natural flavors, as well as a selection of fresh seasonal salads and specialty items at the Market Table.

Throughout our history, we have been recognized for our leading consumer appeal by both national and local media in the markets where we operate, including winning multiple “best of” restaurant awards from one of Brazil’s most prominent lifestyle publications, Veja Magazine, and numerous accolades in the US, including awards from Nation’s Restaurant News, Zagat and Wine Spectator Magazine.

We opened our first restaurant in 1979 in Porto Alegre, Brazil. In 1986, we expanded to São Paulo, Brazil, a city in which we now operate five restaurants. Encouraged by our growth in Brazil, we opened our first restaurant in the US in 1997 in Addison, Texas, a suburb of Dallas, and have since expanded our footprint nationwide. We currently operate 38 restaurants in the US, nine restaurants in Brazil, two joint venture restaurants in Mexico and two joint venture restaurants in the Middle East, one which opened in August 2017 in Jeddah, Saudi Arabia and the other in Dubai, UAE, which opened in February 2018. From our 2010 to 2017 fiscal years, we grew our restaurant count by a compound annual growth rate (“CAGR”) of 12.4%.

Restaurant Count	Revenue

We believe our dedication to serving high-quality Brazilian cuisine and our differentiated service model, combined with our disciplined focus on restaurant operations, have resulted in strong financial results in Fiscal 2017 illustrated by the following:

•	We generated average unit volumes (“AUVs”) of approximately $7.7 million in the US and approximately R$14.6 million (Brazilian Real) in Brazil,
•

Increased our restaurant base 11.1% from 45 restaurants at the end of Fiscal 2016 to 50 at the end of Fiscal 2017. Openings included Tysons (Virginia), Dallas (Texas), Bellevue (Washington), Troy (Michigan), Jacksonville (Florida), and our first joint venture restaurant in the Middle East in Jeddah (Saudi Arabia); and

•	From Fiscal 2016 to Fiscal 2017, revenue grew 9.0% to $314.4 million.

AUVs are a key metric we use in evaluating the performance of our restaurants. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for an explanation of how this metric is calculated and how we use this metric in evaluating the performance of our restaurants.

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

Unique Operating Model Drives Attractive Restaurant-Level Profitability

Through the consistent execution of our unique business model, we are able to produce what we believe is attractive restaurant-level profitability by optimizing labor and food costs. For Fiscal 2017, the sum of our food and beverage costs and compensation and benefits costs (or “prime costs”) as a percentage of revenue was 52.5%. Our favorable performance on the largest components of a restaurant’s cost structure, which drives our restaurant contribution margins, is due to the following unique structural characteristics of our operational model:

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

Attractive Cash-on-Cash Returns Create New Restaurant Growth Opportunity

Our business model produces attractive unit volumes and restaurant contribution margins that drive attractive cash-on-cash returns in excess of 40%. For Fiscal 2017, we generated AUVs of approximately $7.7 million in the US and approximately R$14.6 million (Brazilian Real) in Brazil. We target cash-on-cash returns in excess of 40% for new restaurant development by the end of the third full year of operation. We calculate cash-on-cash return by dividing our restaurant contribution in the third year of operation by our initial investment costs (net of pre-opening costs and tenant allowances). Our restaurants perform well across a diverse range of geographic regions, population densities and real estate settings, which we believe demonstrates the portability of our concept to new markets. We believe the combination of our attractive cash-on-cash returns, proven concept portability, and current footprint, supports further use of cash flow to grow our restaurant base and creates an attractive new restaurant growth opportunity.

Highly Attractive Concept for Domestic and International Real Estate Developers Supports Growth

Due to the broad appeal of our brand, the diversity of our guest base and the relatively high number of weekly visits to our restaurants, our concept is a preferred tenant for real estate developers. Landlords and developers, both in the US and internationally, seek out our restaurants to be anchors for their developments as they are highly complementary to national retailers. Our ability to achieve AUVs that are comparable to those of other high-end steakhouses despite our lower average check demonstrates our capacity to attract more guests than many of our competitors. Our AUVs, brand recognition and relatively high guest traffic position us well to negotiate prime locations within a development and favorable lease terms, which enhance our return on invested capital.

We believe our concept has international appeal and makes us an attractive tenant for international real estate developers. We also believe we will be able to leverage our brand strength to negotiate attractive terms in desirable locations as we grow outside the US and Brazil. We have entered into joint ventures to expand our operations in Mexico and in certain locations in the United Arab Emirates, Qatar, Kuwait, Oman, Bahrain, the Kingdom of Saudi Arabia and Lebanon. We currently have two joint venture restaurants located in Mexico City, one in Jeddah, Saudi Araba, and one in Dubai, United Arab Emirates.

Our Growth Strategies

We plan to continue to expand our restaurant footprint and drive revenue growth, improve margins and enhance our competitive positioning by executing on the following strategies:

Grow Our Restaurant Base

We believe we are in the early stages of our growth with 51 current restaurants, 38 in the US, nine in Brazil, two in Mexico, one in Jeddah, Saudi Arabia and one in Dubai, United Arab Emirates. Based on internal analysis and a study prepared by an independent third party, we believe there is long-term potential for more than 100 domestic restaurant sites, with additional new restaurants internationally, due to the broad appeal of our differentiated concept, attractive cash-on-cash returns, flexible real estate strategy and successful history of opening new restaurants. We have a long track record of successful new restaurant development, evidenced by having grown our restaurant count by a multiple of 10 since 2000 and at a 12.4% CAGR since 2010. We target cash-on-cash return returns in excess of 40% for new restaurant development by the end of the third full year of operation. We calculate our cash-on-cash return by dividing our restaurant contribution in the third year of operation by our initial investment costs (net of pre-opening costs and tenant allowances). We believe our concept has proven portability, with attractive AUVs and cash-on-cash returns across a diverse range of geographic regions, population densities and real estate settings.

We will continue to pursue a disciplined new restaurant growth strategy primarily in the US in both new and existing markets where we believe we are capable of achieving sales volumes and restaurant contribution margins that generate attractive cash-on-cash returns. We opened six restaurants during Fiscal 2017, including our first joint venture restaurant in Jeddah, Saudi Arabia, which opened in August 2017. Over the next five years, we plan to increase our company-owned restaurant count by at least 10% annually, with North America being our primary market for new restaurant development. In addition, we plan to grow in other international markets.

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

•

Open New Restaurants in Other International Markets. We will selectively consider other international markets, as we believe attractive opportunities for opening new restaurants exist in large cities and business centers in certain international markets including Asia, Australia, Canada, Europe, the Middle East and South America. We will pursue growth in these markets through a combination of company-owned restaurant development and joint ventures, which we believe allows us to expand our brand with limited capital investment by us. In August 2017 and February 2018, we opened joint venture restaurant in Jeddah, Saudi Arabia and in Dubai, UAE.

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

•

Further Grow Our Large Group Dining Sales. We believe our differentiated dining experience, open restaurant layout, speed of service and compelling value proposition make us a preferred destination for group dining occasions of all types. We currently have group sales manager positions at all of our US restaurants who introduce large group reception and meeting packages, which have generated significant momentum in group sales growth. We believe the investments we have made in our group sales business will continue to yield positive results.

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

In addition to our Full Churrasco Experience and à la carte seafood items, we have launched new menu options such as Gaucho Lunch and Weekend Brazilian Brunch. Our Gaucho Lunch, available Monday through Friday at all US locations, allows our guests to start with the Market Table and then have the choice to add a single selection of meat at a lower price than the full lunch experience. We have expanded hours at our US locations and have rolled out our Weekend Brazilian Brunch on Saturdays and Sundays. Our Weekend Brazilian Brunch menu, which is priced less than the full dinner menu, includes the Full Churrasco Experience as well as some new signature brunch items.

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

We will pursue international expansion beyond Brazil in large cities through a combination of company-owned restaurant development and joint ventures. We have developed a joint venture strategy to grow our restaurant base in new international jurisdictions by leveraging the capital and local market expertise of restaurant operating partners to enable us to enter these new markets efficiently. We opened our third joint venture restaurant in Jeddah, Saudi Arabia in August 2017. We will pursue growth in Mexico and the Middle East through our joint venture relationships, which we believe allows us to expand our brand with limited capital investment by us.

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

Since opening our first location in the US in 1997, we have brought gaucho chefs to the US from Brazil utilizing various means, including utilization of the L-1B “specialized knowledge” visa which generally permits an employee to remain in the US for up to five years. We also utilize the L-1A “intracompany manager” visa for our employees who qualify. The L-1A visa generally permits an employee to remain in the US for up to seven years. We have applied for and received permanent resident alien (“green card”) immigration status for a number of these transferees.

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

Group Sales

We believe our restaurants are preferred group dining venues because of the quality and variety of our menu offering, the efficiency of our service model in handling large groups and our attractive private dining areas. Group sales managers prospect for new business with local businesses and organizations and work with existing guests on larger event planning. We define large groups as reservations with more than 15 guests. We have invested in hiring group sales managers to support all of our US locations as well as select Brazil locations. We believe continued increases in our group sales business represents a growth opportunity.

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

Our Employees

As of December 31, 2017, we had 3,491 employees, of which 3,380 were employed in our restaurants, including the group sales teams for each restaurant, and 111 were corporate personnel. None of our employees in the US are currently covered by a collective bargaining agreement though many of our employees in Brazil participate in industry-wide trade union programs. We have had no labor-related work stoppages, and we believe our relations with our employees are generally good.

Government Regulation

Our restaurants are subject to licensing and regulation by state and local health, safety, fire and other authorities, including licensing and regulation requirements for the sale of food and alcoholic beverages. Failure to obtain or retain food, liquor or other licenses would adversely affect the operations of restaurants. We believe we maintain the necessary restaurant, alcoholic beverage and retail licenses, permits and approvals. Our restaurants are subject in each state in which we operate to “dram shop” laws, which allow, in general, a person to sue us if that person was injured by an intoxicated person who was wrongfully served alcoholic beverages at one of our restaurants.

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

Intellectual Property

Our principal trademarks include FOGO, FOGO DE CHÃO, BAR FOGO, and our campfire design, which we have registered with the United States Patent and Trademark Office. We have also registered or applied for registration of the FOGO EXPRESS, FOGO GRILL, BAR FOGO, FOGO TO GO, THE GAUCHO WAY OF PREPARING MEAT, and various designs as trademarks in the US. In addition, we have registered or applied for FOGO DE CHÃO, FOGO’S, various FOGO and FOGO DE CHÃO-formative terms, our campfire design, and other terms as trademarks in Brazil. Several of our principal marks are also registered or applied-for in many foreign countries.

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

Risks Related to Our Agreement to be Acquired by Rhône

The pendency of our agreement to be acquired by Rhône could have an adverse effect on our business.

On February 20, 2018, we announced an agreement to be acquired by investment entities affiliated with Rhône Capital (together with its affiliates, “Rhône”) pursuant to an Agreement and Plan of Merger among Prime Cut Intermediate Holdings Inc., a Delaware corporation (“Parent”) and an investment entity affiliated with Rhône Capital V L.P. and Prime Cut Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Subsidiary”), pursuant to which, among other things and subject to the satisfaction or waiver of specified conditions, Merger Subsidiary will merge with and into Fogo. As a result of the merger, the Company will survive as a wholly owned subsidiary of Parent. Upon the consummation of the merger, subject to certain exceptions, each share of our common stock issued and outstanding immediately prior to the merger will be converted into the right to receive $15.75 in cash, without interest.

The announcement and pendency of the acquisition by Rhône could cause disruption in the business, including experiencing (i) the potential loss or disruption of commercial relationships prior to the completion of the merger, or (ii) a potential negative effect on our ability to retain management, sales and other key personnel as a result of the announcement of the merger. Such disruptions may continue to occur through the closing of the merger.

The merger agreement generally requires us to operate our business in the ordinary course of business pending consummation of the merger, but includes certain contractual restrictions on the conduct of our business. In addition, the pendency of the acquisition by Rhône and the completion of the conditions to closing could divert the time and attention of our management.

All of the matters described above, alone or in combination, could materially and adversely affect our business, financial condition, results of operations and stock price.

The failure to complete the merger with Rhône could adversely affect our business.

We cannot provide assurance that our pending acquisition by Rhône will be completed. If the pending merger is not completed, the share price of our common stock may drop to the extent that the current market price of our common stock reflects an assumption that a transaction will be completed. On February 16, 2018, the day before the announcement of the pending merger, our stock’s closing price was $12.55. On February 20, 2018, following the announcement of the pending merger, our stock’s closing price was $15.55.

Our ability to consummate the merger may be affected by any of the following:

•	failure of Rhône to obtain the financing required to consummate the proposed transaction by the end date specified in the merger agreement;
•	the risk that the regulatory approval required for the proposed transaction is delayed, is not obtained, or is obtained subject to conditions that are not anticipated;
•	the occurrence of events or circumstances constituting a “material adverse effect” on the Company; and
•	the failure to satisfy any of the other closing conditions by the end date specified in the merger agreement.

There can be no assurance that our business or our financial condition will not be adversely affected, as compared to the condition prior to the announcement of the merger, if the merger is not consummated.

Risks Related to Our Business and Industry

The restaurant industry in general, and the specialty and fine-dining segment in particular, are affected by changes in economic conditions, which could negatively affect our guest traffic, business, financial condition and results of operations.

Dining at restaurants is a discretionary activity for consumers, and, therefore, we are subject to the effects of any economic conditions. Our restaurants cater to both business and social guests. Accordingly, our business is susceptible to economic factors that may result in reduced discretionary spending by our clientele. We also believe that consumers generally tend to make fewer discretionary expenditures, including for high-end restaurant meals, during periods of actual or perceived negative economic conditions. Changes in spending habits as a result of an economic slowdown, inflation, increases in food and other commodity costs or lower consumer confidence are likely to decrease the number of restaurant guests and average revenue per guest and put pressure on pricing, which would adversely affect our business and financial performance.

The US, Brazil or the specific markets in which we operate may suffer from depressed economic activity, recessionary economic cycles, higher fuel or energy costs, low consumer confidence, high levels of unemployment, reduced home values, increases in home foreclosures, investment losses, personal bankruptcies, reduced access to credit or other economic factors that may affect consumer discretionary spending. During the economic crisis and recession from late 2007 to mid-2009, our business was materially adversely affected by a significant decrease in revenues from our restaurants in the US and Brazil due to adverse economic conditions in those areas. Additionally, the Brazilian economy was negatively impacted by an economic recession that began in 2014 and is viewed to have technically ended mid-2017. The Brazilian economy may be negatively affected in 2018 by public finances and the elections scheduled in October 2018. If negative economic conditions persist for a long period of time or become more pervasive, consumers might make long-lasting changes to their discretionary spending behavior, including dining out less frequently on a permanent basis and generating lower average check sizes at our restaurants. If restaurant revenue decreases, our profitability could decline as we spread fixed costs across a lower level of revenue. Reductions in staff levels, asset impairment charges and potential restaurant closures could result from prolonged negative restaurant sales. There can be no assurance that the macroeconomic environment or the regional economics in which we operate will improve significantly or that government stimulus efforts will improve consumer confidence, liquidity, credit markets, home values or unemployment, among other things.

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

We have long-standing operations in Brazil, where we have nine restaurants. Our Brazilian restaurants accounted for 13.4% of our revenues in Fiscal 2017, 14.8% in Fiscal 2016 and 16.4% in Fiscal 2015. We currently operate through joint ventures in Mexico and the Middle East and intend to expand into other international markets in the future. Our lack of experience in operating restaurants outside of the US and Brazil increases the risk that any international expansion efforts that we may undertake may not be successful. In addition, international operations, including our operations in Brazil, Mexico and the Middle East, subject us to a number of risks, including:

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

We are a multinational organization faced with increasingly complex tax issues in the jurisdictions in which we operate, including in Brazil, Mexico and the Middle East, and we could be obligated to pay additional taxes in those jurisdictions.

As a multinational organization that operates in several jurisdictions, including the US, Brazil, Mexico, Saudi Arabia and the United Arab Emirates, we may be subject to taxation in jurisdictions with increasingly complex tax laws, the application of which can be uncertain. The tax positions that we have taken or may take in the future may be subject to challenge on audit, and the authorities in these jurisdictions, including Brazil, Mexico, Saudi Arabia and the United Arab Emirates could successfully assert that we are obligated to pay additional taxes, interest and penalties. In addition, the amount of taxes we pay could increase substantially as a result of changes in the applicable tax principles, including increased tax rates, new tax laws or revised interpretations of existing tax laws and precedents, which could have a material adverse effect on our liquidity and operating results. The authorities could also claim that various withholding requirements apply to us or our subsidiaries or assert that benefits of tax treaties are not available to us or our subsidiaries, any of which could have a material impact on us and the results of our operations.

Brazilian economic, political and other conditions, and Brazilian government policies or actions in response to these conditions, may negatively affect our business, results of operations and financial performance, as well as the market price of our common stock.

The Brazilian economy has been characterized by frequent and occasionally extensive intervention by the Brazilian government and unstable economic cycles. The Brazilian government has often changed monetary, taxation, credit, tariff and other policies to influence the course of the country’s economy. For example, the government’s actions to control inflation have at times involved setting wage and price controls, imposing exchange controls and limiting imports into Brazil. Uncertainty over whether the Brazilian federal government may implement changes in policy or regulation may affect economic performance and contribute to economic uncertainty in Brazil.

In 2015, a series of protests began in Brazil against the then current government and President, which resulted in a slight reduction in guest traffic. In 2016, the former President of Brazil was impeached and protests occurred in a number of cities in December 2016 in response to government austerity plans. The term of the current President, who is the subject of investigations by the Brazilian Federal Police and the Office of the Brazilian Federal Prosecutor is due to end in October 2018.

Laws regulating the collection of tips in commercial establishments and significantly modifying the existing labor laws were approved in 2017. We anticipate that the new laws will be tested in Brazilian courts. We are attempting to implement the changes required under the new laws, but cannot predict the potential impact of the new laws, or judicial interpretation of such laws, on our business or prospective results of operations.

There are various ongoing investigations into allegations of money laundering and corruption being conducted by the Office of the Brazilian Federal Prosecutor that have negatively impacted the Brazilian economy and political environment. Members of the Brazilian government as well as senior officers of large state-owned companies have faced or are currently facing allegations of corruption and money laundering as a result of these investigations. These individuals are alleged to have accepted bribes by means of kickbacks on contracts granted by the government to several infrastructure, oil and gas and construction companies. A number of senior politicians, including members of Congress, and high-ranking executives officers of major corporations and state-owned companies in Brazil have been arrested, convicted of various charges relating to corruption, entered into plea agreements with federal prosecutors and/or have resigned or been removed from their positions. The potential outcome of ongoing corruption-related investigations is uncertain, but they have already hurt the image and reputation of those companies that have been implicated as well as the general market perception of the Brazilian economy, political environment and the Brazilian capital markets.

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

The Brazilian currency has historically been subject to significant exchange rate fluctuations in relation to the US dollar and other currencies and has been devalued frequently over the past four decades. These exchange rate movements have been attributable to economic conditions in Brazil, Brazilian governmental policies and actions, developments in global foreign exchange markets and other factors. The Brazilian government has in the past implemented various economic plans and used various exchange rate policies to address exchange rate fluctuation and there can be no assurances the government will not take action in the future.

The Real depreciated 14.3% against the US dollar during Fiscal 2014 and depreciated further by 48.5% during Fiscal 2015. The Real strengthened in relation to the US dollar 17.3% during Fiscal 2016 but then experienced a slight depreciation of 1.2% during Fiscal 2017. Our reported consolidated results of operations have periodically been affected by the strength of the US dollar relative to the Brazilian Real and further appreciation of the US dollar in the future periods could affect adversely our consolidated results of operations in those periods. Disruptions in financial markets may also result in significant changes in foreign exchange rates in relatively short periods of time which further increases the risk of an adverse currency effect. We do not currently use financial derivatives or hedging agreements to manage our currency exposure. In the future, we may choose to use a combination of natural hedging techniques and financial derivatives to protect against foreign currency exchange rate risks. However, such activities may be ineffective or may not offset more than a portion of the adverse financial effect resulting from foreign currency variations.

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

Brazilian law permits the Brazilian government to impose temporary restrictions on conversions of Brazilian currency into foreign currencies and on remittances to foreign investors of proceeds from their investments in Brazil, whenever there is a serious imbalance in Brazil’s balance of payments or there are reasons to expect a pending serious imbalance. Brazilian banks may also impose restrictions. Any imposition of restrictions on conversions and remittances could hinder or prevent our Brazilian subsidiaries from converting Brazilian currency into US dollars or other foreign currencies and remitting abroad dividends or distributions. As a result, any imposition of exchange controls restrictions could reduce the market prices of the shares of our common stock.

Additionally, the terms of our Credit Agreement, dated as of June 18, 2015, among Brasa (Holdings) Inc., as Borrower, Brasa (Purchaser) Inc., Wells Fargo Bank, National Association, as Administrative Agent and Swing Line Lender, Wells Fargo Bank, National Association and JPMorgan Chase Bank, N.A. as L/C Issuers and the other lenders party thereto (“2015 Credit Facility”) include a number of restrictive covenants that impose restrictions on our subsidiaries’ ability to, among other things, make certain restricted payments, including dividends to us.

Cash repatriation restrictions and exchange controls may also limit our ability to convert foreign currencies such as the Real into US dollars or to remit payments by our Brazilian subsidiaries or businesses located in or conducted within a country imposing restrictions or controls. We may face similar risks in other international jurisdictions in which we operate. While we have repatriated cash historically, should we need to do so in the future to fund our operations, we may be unable to repatriate or convert such cash, or unable to do so without incurring substantial costs which may have a material adverse effect on our operating results and financial condition.

Our future success depends upon the continued appeal of our restaurant concept and we are vulnerable to changes to consumer preferences.

Our success depends, in considerable part, on the popularity of our menu offerings and the overall dining experience provided to guests by our restaurants. Any shift in consumer preferences away from our restaurant concept could negatively affect our financial performance. The restaurant industry is characterized by the continual introduction of new concepts and is subject to rapidly changing consumer preferences, tastes and dining habits. Our sales could be impacted by shifts in consumer preferences arising from dietary concerns relating to calories, sodium or carbohydrates. There can be no assurance that consumers will continue to regard churrascaria-inspired or steakhouse-based food favorably or that we will be able to develop new products that appeal to consumer preferences. Guest preferences may also be affected by a decline in the price of groceries which may increase the attractiveness of dining at home versus dining out. Our business, financial condition and results of operations depend in part on our ability to anticipate, identify and respond to changing consumer preferences. Any failure by us to anticipate and respond to changing guest preferences could make our restaurants less appealing and adversely affect our business.

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

Our future financial performance will depend on our ability to execute our business strategy—in particular, to open new restaurants on a profitable basis. We currently operate 38 restaurants in the US, nine restaurants in Brazil, two joint venture restaurants in Mexico and two joint venture restaurant in the Middle East. We opened six restaurants during Fiscal 2017, including our first joint venture restaurant in the Middle East, which opened in August 2017. Over the next five years, we plan to increase our company-owned restaurant count by at least 10% annually, with North America being our primary market for new restaurant development. In addition, we plan to grow in Brazil as well as other international markets, however there is no guarantee that we will be able to increase the number of our restaurants in North America or in international markets. Our ability to successfully open new restaurants is, in turn, dependent upon a number of factors, many of which are beyond our control, including:

•	finding and securing quality locations on acceptable financial terms;
•	complying with applicable zoning, land use, environmental and other governmental rules and regulations (including interpretations of such rules and regulations);
•	obtaining, for an acceptable cost, required permits and approvals;
•	having adequate financing for construction, opening and operating costs;
•	controlling construction and equipment costs for new restaurants;
•	weather, natural disasters and disasters beyond our control resulting in delays;
•	hiring, training and retaining management and other employees necessary to meet staffing needs; and
•	successfully promoting new restaurants and competing in the markets in which these are located.

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

We purchase substantial quantities of beef, including Angus Beef® (and its equivalent in Brazil), which is subject to significant price fluctuations due to conditions affecting livestock markets, weather, feed prices, industry demand and other factors. Our meat costs in the United States and Brazil accounted for approximately 53.0%, 52.2% and 54.4% of our total food and beverage costs during Fiscal 2017, Fiscal 2016 and Fiscal 2015, respectively. If the price for beef increases in the future and we choose not to pass, or cannot pass, these increases on to our guests, our operating margins could decrease significantly. In addition, if key beef items become unavailable for us to purchase, our revenue could decrease.

We may experience higher operating costs, including increases in supplier prices and employee salaries and benefits, which could adversely affect our financial performance.

Our ability to maintain consistent quality throughout our restaurants depends, in part, upon our ability to acquire fresh food products, including substantial quantities of beef, and related items from reliable sources in accordance with our specifications and in sufficient quantities. We have pricing agreements in place with a few suppliers for our beef purchases and for the purchase of certain other commodities in the US and short term contracts with a limited number of suppliers for the distribution of our other food purchases and other supplies for our restaurants. We do not have any supply agreements or pricing agreements in place in Brazil, and therefore we are subject to risks of shortages and price fluctuations with respect to our food purchases for our restaurants in Brazil. Our largest suppliers of beef in the US and Brazil accounted for 97%, 95%, and 94% of our beef purchases in Fiscal 2017, Fiscal 2016, and Fiscal 2015, respectively. Our dependence on a limited number of suppliers subjects us to risks of shortages, delivery interruptions and price fluctuations. If our suppliers do not perform adequately or otherwise fail to distribute supplies to our restaurants, we may be unable to replace them in a short period of time on acceptable terms. Any inability to so replace suppliers could increase our costs or cause shortages at our restaurants of food and other items that may cause us to remove popular items from a restaurant’s menu or temporarily close a restaurant, which could result in a loss of guests and, consequently, revenue during the time of the shortage and thereafter, if our guests change their dining habits as a result.

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

Our ability to maintain consistent price and quality throughout our restaurants depends in part upon our ability to acquire specified food products and supplies in sufficient quantities from third-party vendors, suppliers and distributors at a reasonable cost. We rely on US Foods, Inc. (“US Foods”) as one of our primary distributors in the United States. In Fiscal 2017, Fiscal 2016 and Fiscal 2015, we spent approximately 76%, 75%, and 74%, respectively, of our food and beverage costs in the US on products and supplies procured from or through US Foods. Our agreement with US Foods may be terminated by either us or US Foods upon 60 days’ written notice. We do not control the businesses of our vendors, suppliers and distributors, and our efforts to specify and monitor the standards under which they perform may not be successful. Furthermore, certain food items are perishable, and we have limited control over whether these items will be delivered to us in appropriate condition for use in our restaurants. If any of our vendors, suppliers or distributors are unable to fulfill their obligations to our standards, or if we are unable to find replacement providers in the event of a supply or service disruption, we could encounter supply shortages and incur higher costs to secure adequate supplies, which could materially adversely affect our business, financial condition and results of operations. We do not have any supply agreements or distribution agreements in Brazil that have concentration on one vendor.

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

We believe that any adverse publicity concerning the quality of our food and our restaurants generally could damage our brand and adversely affect the future success of our business. Company-specific adverse publicity, including inaccurate publicity, could take different forms, such as negative reviews by restaurant or word-of-mouth criticisms emanating from our guest base. The experience of other restaurants and restaurant chains with incidents relating to food-borne illnesses or product recalls that affect their business could adversely affect our sector of the restaurant industry. Also, there has been a recent increase in the use of social media platforms and similar devices, including weblogs (blogs), social media websites, and other forms of Internet-based communications which allow individuals access to a broad audience of consumers and other interested persons. Many social media platforms immediately publish the content their subscribers and participants can post, often without filters or checks on accuracy of the content posted. There is significant opportunity for dissemination of information, including inaccurate information. Information concerning our company or our sector of the restaurant industry may be posted on such platforms at any time. Information posted may be adverse to our interests or may be inaccurate, either of which may harm our business and financial performance. The harm may be immediate without affording us an opportunity for redress or correction.

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

All but two of our restaurants in the US are located in leased premises and all of our restaurants in Brazil are located in leased premises. Many of our current leases in the US are non-cancelable and usually have terms ranging from 10 to 20 years, with renewal options for terms ranging from five to 10 years. We anticipate that leases that we enter into in the future in the US will also be long-term and non-cancelable and have similar renewal options. If we were to close or fail to open a restaurant at a leased location, we would generally remain committed to perform our obligations under the applicable lease, which could include, among other things, payment of the base rent and a percentage of common area operating expenses for the balance of the lease term. Our obligation to continue making rental payments and fulfilling other lease obligations under leases for closed or unopened restaurants could have a material adverse effect on our business and results of operations. Lease rates in Brazil are periodically readjusted and the rent amounts are not predetermined as they generally are in the US. If the landlord and we cannot agree on an adjusted rate, the dispute is submitted to a judicial resolution process. As a result, our lease rates in Brazil are subject to more volatility than those in the US and we may not always be able to predict these rates due to the unpredictable nature of the judicial resolution process, which could be unfavorable to us.

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

Our rent expense accounted for approximately 7.7%, 7.3% and 6.8% of our revenue in Fiscal 2017, Fiscal 2016 and Fiscal 2015, respectively. We expect that new restaurants will typically be leased by us under operating leases, although for fiscal years beginning after December 15, 2018, Accounting Standards Update 2016-02, Leases (Topic 842) will require the recognition of most leases on the balance sheet. Substantial operating lease obligations could have significant negative consequences, including:

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

Under the minimum wage laws in most jurisdictions in the US, we are permitted to pay certain hourly employees a wage that is less than the base minimum wage for general employees because these employees receive tips as a substantial part of their income. As of December 31, 2017, approximately 34.9% of our employees in the US earn this lower minimum wage in their respective locations as tips constitute a substantial part of their income. If federal, state or local governments change their laws to require that all employees be paid the general employee minimum base wage regardless of supplemental tip income, our labor costs would increase substantially. Our labor costs would also increase if the minimum base wage increases. In addition, several states and localities in which we operate and the federal government have from time to time enacted minimum wage increases, changes to eligibility for overtime pay, paid sick leave and mandatory vacation accruals, and similar requirements and these changes could increase our labor costs. We may be unable or unwilling to increase our prices in order to pass increased labor costs on to our guests, in which case our operating margins would be adversely affected. Also, although none of our employees in the US are currently covered under collective bargaining agreements, many of our employees in Brazil participate in industry-wide trade union programs. Additionally, our employees in the US may elect or attempt to be represented by labor unions in the future. If a significant number of our employees were to become unionized and collective bargaining agreement terms were significantly different from our current compensation arrangements, it could adversely affect our business, financial condition and results of operations.

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

The PPACA establishes a uniform, federal requirement for certain restaurants to post certain nutritional information on their menus. Specifically, the PPACA amended the Federal Food, Drug and Cosmetic Act to require chain restaurants with 20 or more locations operating under the same name and offering substantially the same menus to publish the total number of calories of standard menu items on menus and menu boards, along with a statement that puts this calorie information in the context of a total daily calorie intake. The compliance date for menu labeling requirements was extended from May 5, 2017 to May 7, 2018. The PPACA also requires covered restaurants to provide to consumers, upon request, a written summary of detailed nutritional information for each standard menu item, and to provide a statement on menus and menu boards about the availability of this information. The PPACA further permits the United States Food and Drug Administration to require covered restaurants to make additional nutrient disclosures, such as disclosure of trans-fat content. An unfavorable report on, or reaction to, our menu ingredients, the size of our portions or the nutritional content of our menu items could negatively influence the demand for our offerings.

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

A significant majority of our sales are by credit or debit cards. Restaurants and retailers have experienced security breaches in which credit and debit card information has been stolen. We use third-party providers to track, process and authorize our sales by credit or gift card. Improper access to our or these third party provider’s systems or databases could result in the theft, publication, deletion or modification of confidential customer information and/or card data, including theft of funds on the card or counterfeit reproduction of the cards. If the security of such providers is compromised, then we may be subject to unplanned losses, expenses, fines or penalties. We may in the future become subject to claims for purportedly fraudulent transactions arising out of the actual or alleged theft of credit or debit card information, and we may also be subject to lawsuits or other proceedings relating to these types of incidents. In addition, most states have enacted legislation requiring notification of security breaches involving personal information, including credit and debit card information. Claims or proceedings related to theft of credit or debit card information may be brought by payment card providers, banks and credit unions that issues cards, cardholders (either individually or as part of a class action lawsuit) and federal and state regulators. Any such claim or proceeding could cause us to incur significant unplanned expenses, which could have an adverse impact on our financial condition and results of operations. Further, adverse publicity resulting from these allegations may have a material adverse effect on us and our restaurants.

We rely heavily on information technology, and any material failure, weakness, interruption or breach of security could prevent us from effectively operating our business.

We rely heavily on information systems, including point-of-sale processing in our restaurants, management of our supply chain, payment of obligations, collection of cash, credit and debit card transactions, payment of payroll and other obligations and other processes and procedures. Our ability to efficiently and effectively manage our business depends significantly on the reliability and capacity of these systems. Our operations depend upon our ability to protect our computer equipment and systems against damage from physical theft, power loss, cyber-attacks, telecommunications failure or other catastrophic events, such as fires, earthquakes, tornadoes and hurricanes, and/or errors by our employees, as well as from internal and external security breaches, viruses and other disruptive problems. Some of our essential business processes that are dependent on technology are outsourced to third parties. Such processes include, but are not limited to, gift card tracking and authorization, web site hosting and maintenance, data warehousing and business intelligence services, point-of-sale system maintenance, certain tax filings, telecommunications services, web-based labor scheduling and other key processes. We make a diligent effort to ensure that all providers of outsourced services are observing proper internal control practices, such as redundant processing facilities; however, there are no guarantees that failures will not occur. The failure of our systems or those of third party service providers to operate effectively, maintenance problems, upgrading or transitioning to new platforms, expanding systems as we grow or a breach in security of these systems could result in delays in guest service and reduce efficiency in our operations. Remediation of such problems could result in significant, unplanned capital investments. Our reputation as a brand may also be adversely affected from breaches or regulatory violations, which may have a material adverse effect on us and our restaurants.

Changes to estimates related to our property, fixtures and equipment, goodwill or operating results that are lower than our current estimates at certain restaurant locations may cause us to incur impairment charges, which may adversely affect our results of operations.

In accordance with accounting guidance as it relates to the impairment of long-lived assets, we make certain estimates and projections with regard to individual restaurant operations, as well as our overall performance, in connection with our impairment analyses for long-lived assets. When impairment triggers are deemed to exist for any location, the estimated undiscounted future cash flows are compared to its carrying value. If the carrying value exceeds the undiscounted cash flows, an impairment charge equal to the difference between the carrying value and the fair value is recorded. In the absence of extraordinary events, individual restaurants are excluded in our impairment analysis until they have been open for 36 months. An initial three-year operating plan is developed for each new restaurant and we remain committed to that plan barring unforeseen circumstances.

During Fiscal 2017, we recognized a $4.2 million non-cash impairment charge related to the reduction in the carrying value of an underperforming restaurant in the United States. The Company continues to evaluate the restaurant’s operating performance and its options. A closure of this restaurant could result in a material charge in the period in which the Company ceases operations.

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

New or revised tax regulations could have an adverse effect in our financial results.

We are subject to income tax requirements in various jurisdictions in the US and internationally. Many of these jurisdictions have made changes to their tax policies, including tax reform in the US that was enacted in December 2017. Overall, the impact of US tax reform should reduce our effective tax rate; however, additional guidance or interpretations of the Tax Cuts and Jobs Act (the “Tax Act” or “TCJA”) could negatively impact our financial results. Other jurisdictions are contemplating changes or have unpredictable enforcement activity. Increases in applicable tax rates, implementation of new taxes, changes in applicable tax laws and interpretations of these tax laws and actions by tax authorities in jurisdictions in which we operate could reduce our after tax income and have an adverse effect on our results of operations.

The Tax Act significantly revised the US tax code by, in part but not limited to, reducing the US corporate tax rate from 35% to 21% and imposing a mandatory one-time transition tax on certain un-repatriated earnings of foreign subsidiaries. The SEC staff acknowledged the challenges companies face incorporating the effects of tax reform by their financial reporting deadlines. In response, on December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118, or SAB 118, to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete accounting for certain income tax effects of the Tax Act. As of December 31, 2017, we recorded a provisional income tax benefit of $15.0 million for the re-measurement of our US deferred tax assets and liabilities because of the federal corporate tax rate reduction. We also recorded a provisional income tax charge of $6.5 million for the transition tax on deemed repatriation of deferred foreign income. The provisional amounts recorded are based on our current interpretation and understanding of the Tax Act, are judgmental and may change as we receive additional clarification and implementation guidance. We will continue to gather and evaluate the income tax impact of the Tax Act. Changes to these provisional amounts or any of our other estimates regarding taxes could result in material charges or credits in future reporting periods.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2017, we had state net operating loss carryforwards of approximately $4.8 million, including federal general business credits of approximately $13.0 million. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” its ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. In general, an “ownership change” generally occurs if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We experienced an ownership change in the past and may experience ownership changes in the future as a result of future transactions in our stock, some of which may be outside our control. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards, or other pre-change tax attributes, to offset US federal and state taxable income may be subject to significant limitations. As of December 31, 2017, none of the operating loss or general business credit carryforwards are subject to limitation. Our current state net operating loss and general business credit carryforwards will begin to expire in 2033 - 2037.

The amount of money that we have borrowed and may, in the future borrow, may adversely affect our financial condition and operating activities.

Our 2015 Credit Facility provides for a $250.0 million revolving credit facility (the “Revolving Credit Facility”). The loans under the Revolving Credit Facility mature on June 24, 2020.

As of December 31, 2017, we had total aggregate principal amount of outstanding debt of $138.0 million, $5.7 million in outstanding letters of credit and $106.3 million of available borrowing capacity remaining under our 2015 Credit Facility. Our 2015 Credit Facility and any other debt incurred in the future, may have important consequences to holders of our common stock, including the following:

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

Our 2015 Credit Facility limits our ability to engage in these types of transactions even if we believed that a specific transaction would contribute to our future growth or improve our results of operations. Our 2015 Credit Facility requires us to meet specified financial and operating results and maintain compliance with specified financial ratios. We are required to maintain a maximum Total Rent Adjusted Leverage Ratio (as defined under our 2015 Credit Facility), at levels that vary until maturity, and a minimum Consolidated Interest Coverage Ratio (as defined under our 2015 Credit Facility. Starting in Fiscal 2017 and through Fiscal 2018, the Total Rent Adjusted Leverage Ratio may not be greater than 5.25 to 1 and the ratio will further reduce to 5.00 to 1 in Fiscal 2019 through maturity. Starting in Fiscal 2017, the Consolidated Interest Coverage Ratio may not be less than 2.00 to 1 through maturity. As of the date hereof, we were in compliance with our 2015 Credit Facility’s financial covenants. However, breach of these provisions or failure to comply with these financial ratios could result in a default under the 2015 Credit Facility, in which case our lenders would have the right to declare borrowings to be immediately due and payable. Our lenders may also accelerate payment of borrowings upon the occurrence of certain change of control events relating to us. If we are unable to repay borrowings when due, whether at maturity or following a default or change of control event, our lenders would have the right to take or sell assets pledged as collateral to secure the indebtedness. Any such actions taken by our lenders or other creditors would have a material adverse effect on our business and financial condition.

Risks Related to Ownership of Our Common Stock

The THL Funds have a substantial ownership interest in our common stock. Conflicts of interest may arise because some of our directors are principals of the THL Funds.

The THL Funds collectively beneficially own approximately 60.7% of our outstanding common stock. As a consequence, the THL Funds are able to control matters requiring stockholder approval, including the election of directors, a merger, consolidation or sale of all or substantially all of our assets, and any other significant transaction. The interests of the THL Funds may not always coincide with our interests or the interests of our other stockholders.

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

We are not required to have a majority of independent directors on our board of directors and our compensation committee and nominating and corporate governance committee do not consist entirely of independent directors and are not subject to annual performance evaluations. If we are no longer eligible to rely on the controlled company exception, we will seek to comply with all applicable NASDAQ corporate governance requirements, but we will be able to rely on phase-in periods for certain of these requirements in accordance with NASDAQ rules. Accordingly, our stockholders may not have the same protections afforded to stockholders of companies that are subject to all NASDAQ corporate governance requirements.

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

Our amended and restated bylaws designate a state or federal court located within the state of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.

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

We have an aggregate of 1.3 million shares of common stock authorized but unissued and not reserved for issuance under our equity incentive plans. We may issue all of these shares of common stock without any action or approval by our stockholders, subject to certain exceptions. Any common stock issued in connection with our equity incentive plans, the exercise of outstanding stock options or otherwise would dilute the percentage ownership held by our stockholders.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We operate 38 restaurants in the US, nine restaurants in Brazil, two joint venture restaurants in Mexico and two joint venture restaurants in the Middle East. We operate a variety of restaurant formats, including in-line and free-standing locations. Our restaurants range in size from approximately 7,000 to 16,000 square feet, with seating from 200 to 500 guests. We plan to open restaurants that will range from approximately 8,500 to 10,000 square feet per restaurant and may vary depending on site specific opportunities.

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

In addition, we lease approximately 24,700 square feet of office space in Plano, Texas which we use as our corporate headquarters. We utilize approximately 4,600 square feet of office space above our Santo Amaro restaurant in São Paulo for our corporate office in Brazil.

The general location and opening year for each of our restaurants are set forth below:

United States				International
Location	Date Opened	Location	Date Opened	Location	Date Opened
Addison, TX*	Aug 1997	San Diego, CA	Aug 2013	São Paulo, Moema	Mar 1986
Houston, TX*	Feb 2000	Rosemont, IL	Sep 2013	São Paulo, Santo Amaro	Jun 1987
Atlanta, GA	Feb 2001	New York, NY	Dec 2013	São Paulo, Vila Olimpia	Oct 2003
Chicago, IL	Aug 2002	San Jose, CA	Feb 2014	Belo Horizonte, Sevassi	Sep 2006
Beverly Hills, CA	Mar 2005	Portland, OR	May 2014	Brasilia	May 2007
Washington, D.C.	Dec 2005	Los Angeles, CA	Dec 2014	Rio de Janeiro, Botafogo	Jun 2011
Philadelphia, PA	Dec 2006	San Juan, Puerto Rico	Feb 2015	São Paulo, Center Norte	Oct 2012
Minneapolis, MN	Apr 2007	Summerlin, NV	Nov 2015	São Paulo, Jardins	Nov 2013
Baltimore, MD	Aug 2007	The Woodlands, TX	Nov 2015	Rio de Janeiro, Barra	Apr 2015
Austin, TX	Nov 2007	San Francisco, CA	Dec 2015
Indianapolis, IN	May 2008	New Orleans, LA	Dec 2015	Mexico City (Polanco)**	May 2015
Miami Beach, FL	Oct 2008	Naperville, IL	Jan 2016	Mexico City (Santa Fe)**	Oct 2016
Scottsdale, AZ	Dec 2008	King of Prussia, PA	Jul 2016
Kansas City, MO	Jan 2009	Dunwoody, GA	Nov 2016	Jeddah (Saudi Arabia)**	Aug 2017
Denver, CO	Jul 2009	Tysons, VA	Jan 30, 2017	Dubai (United Arab Emirates)**	Feb 2018
San Antonio, TX	Aug 2009	Dallas, TX	Feb 13, 2017
Las Vegas, NV	Nov 2011	Bellevue, WA	May 14, 2017
Orlando, FL	Mar 2012	Troy, MI	Nov 6, 2017
Boston, MA	Nov 2012	Jacksonville, FL	Nov 13, 2017

*	Indicates restaurant on property owned by the Company.
**	Indicates joint venture restaurant.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has traded on the NASDAQ Global Select Market under the symbol “FOGO” since it began trading on June 19, 2015. Our initial public offering was priced at $20.00 per share on June 18, 2015. The following table sets forth, for the periods indicated, the high and low sales prices per share for our common stock as quoted by the Nasdaq Global Select Market:

Fiscal Year Ended December 31, 2017	High	Low
First Quarter (January 2, 2017 - April 2, 2017)	$16.35	$13.10
Second Quarter (April 3, 2017 - July 2, 2017 )	$17.05	$13.25
Third Quarter (July 3, 2017 - October 1, 2017)	$13.95	$12.10
Fourth Quarter (October 2, 2017 - December 31, 2017)	$12.70	$10.30

Fiscal Year Ended January 1, 2017	High	Low
First Quarter (January 4, 2016 - April 3, 2016)	$16.95	$13.40
Second Quarter (April 4, 2016 - July 3, 2016 )	$17.89	$12.00
Third Quarter (July 4, 2016 - October 2, 2016)	$14.18	$10.51
Fourth Quarter (October 3, 2016 - January 1, 2017)	$14.95	$10.50

The closing sale price of a share of our common stock, as reported by the Nasdaq Global Select Market, on March 2, 2018, was $15.625. As of March 2, 2018, there were 32 holders of record of our common stock, not including beneficial owners of shares registered in nominee or street name.

Performance Graph

The following performance graph compares the dollar change in the cumulative shareholder return on our common stock with the cumulative total returns of the S&P Smallcap 600 Index, the Nasdaq Composite Index and the NRN Restaurant Index. This graph assumes a $100 investment in our common stock on June 19, 2015 (the date when our common stock first started trading) and in each of the forgoing indices on each of the dates indicated, and assumes the reinvestment of dividends, if any. The indices are included for comparative purposes only. They do not necessarily reflect management's opinion that such indices are an appropriate measure of the relative performance of our common stock. This graph is furnished and not "filed" with the Securities and Exchange Commission and it is not "soliciting material", and should not be incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in such filing.

	Jun 18, 2015	Jan 4, 2016	Jan 3, 2017	Dec 31, 2017
Fogo de Chão, Inc.	$100.00	$71.15	$71.75	$58.00
S&P Smallcap 600 Index	$100.00	$89.15	$114.66	$127.29
Nasdaq Composite Index	$100.00	$95.52	$105.77	$134.49
NRN Restaurant Index	$100.00	$101.09	$102.74	$123.85

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

In prior years, we considered the undistributed net earnings of our Brazilian subsidiaries to be indefinitely reinvested. Although there were no known restrictions that would prohibit the repatriation of cash and cash equivalents from our Brazilian subsidiaries to the US, such repatriation may have constituted a change in our assertion regarding indefinite reinvestment. As a result, we would have been required to record a tax liability attributable to those undistributed earnings. Recent US tax reform legislation has changed the way the Company would account for the impact of a distribution. The Company is in the process of determining whether a distribution would require a change to the indefinite reinvestment assertion and estimating the deferred tax liability, if any, that would be recorded were the company to change its assertion. Additionally, cash and cash equivalents of our joint venture in Mexico can only be used to settle the obligations of the joint venture. See “Liquidity and Capital Resources.”

Unregistered Recent Sales of Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” of this Annual Report on Form 10-K for information regarding securities authorized for issuance under the Company’s equity compensation plans.

Item 6. Selected Financial Data.

The following tables set forth the Company’s selected financial data for the periods indicated. The statement of operations data for the fiscal years ended December 31, 2017, January 1, 2017 and January 3, 2016 and the balance sheet data as of December 31, 2017 and January 1, 2017 have been derived from our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. The statement of operations data for the fiscal years ended December 28, 2014 and December 29, 2013 and the balance sheet data as of January 3, 2016, December 28, 2014 and December 29, 2013 have been derived from our historical audited consolidated financial statements, which are not included in this report.

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

	Fiscal Year Ended
	December 31,	January 1,	January 3,	December 28,	December 29,
	2017	2017	2016	2014	2013
	(52 weeks)	(52 weeks)	(53 weeks)	(52 weeks)	(52 weeks)
Statement of Operations Data
(in thousands, except share and per share amounts)
Revenues:
Revenue restaurant sales	$313,967	$288,134	$271,498	$261,401	$219,239
Other revenue	392	162	136	879	—
Total revenues	314,359	288,296	271,634	262,280	219,239
Restaurant operating costs:
Food and beverage costs	89,664	82,145	80,062	78,330	67,002
Compensation and benefit costs(a)	75,173	66,376	60,224	54,673	46,860
Occupancy and other operating expenses (excluding depreciation and amortization)	61,320	54,001	46,153	44,156	36,703
Total restaurant operating costs	226,157	202,522	186,439	177,159	150,565
Marketing and advertising costs	8,069	7,132	6,618	5,585	6,188
General and administrative costs(b)	23,321	20,576	32,566	21,419	18,239
Pre-opening costs	3,773	3,580	4,858	1,951	4,764
Loss on extinguishment of debt	—	—	5,991	3,090	6,875
Non-cash impairment charges	4,188	320	—	—	—
Depreciation/amortization and other	19,367	15,750	12,180	11,684	8,618
Total costs and expenses	284,875	249,880	248,652	220,888	195,249
Income from operations	29,484	38,416	22,982	41,392	23,990
Other income (expense):
Interest expense, net(c)	(2,598)	(2,179)	(9,119)	(17,121)	(22,354)
Other income (expense), net	49	(18)	(34)	(7)	(101)
Total other income (expense), net	(2,549)	(2,197)	(9,153)	(17,128)	(22,455)
Income before income taxes	26,935	36,219	13,829	24,264	1,535
Income tax expense (benefit)(d)	(1,470)	11,957	(14,168)	6,991	2,472
Net income (loss)	28,405	24,262	27,997	17,273	(937)
Less: Net income (loss) attributable to noncontrolling interest	(384)	(175)	132	(282)	—
Net income (loss) attributable to Fogo de Chão, Inc.	$28,789	$24,437	$27,865	$17,555	$(937)
Earnings (loss) per common share attributable to Fogo de Chão, Inc.(e):
Basic	$1.02	$0.87	$1.09	$0.77	$(0.04)
Diluted	$1.00	$0.85	$1.06	$0.76	$(0.04)
Weighted average common shares outstanding(e):
Basic	28,227,747	28,119,196	25,519,312	22,697,106	22,554,969
Diluted	28,802,819	28,822,616	26,324,115	23,016,461	22,554,969

	As of	As of	As of	As of	As of
	December 31,	January 1,	January 3,	December 28,	December 29,
	2017	2017	2016	2014	2013
Consolidated Balance Sheet Data
(in thousands)
Cash and cash equivalents	$38,342	$31,275	$24,919	$19,387	$16,010
Total assets	542,613	522,395	484,577	476,183	480,841
Total long-term debt, including current portion	138,000	150,000	165,000	243,045	252,283
Total equity	320,774	292,859	252,554	155,459	150,322
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

(d)

For the fiscal year ended December 31, 2017, includes net tax benefit of $8.5 due to the enactment of the Tax Act during December 2017, consisting of a $15.0 million provisional tax benefit recorded related to the re-measurement of certain deferred tax assets and liabilities; offset by a $6.5 provisional tax expense related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings, and includes a $2.1 million net benefit related to the election to utilize foreign tax credits instead of deduction of foreign taxes paid. See Note 14 to the Consolidated Financial Statements.

(e)

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

We operate on a 52- or 53-week fiscal year that ends on the Sunday that is closest to December 31 of that year. Each fiscal year generally comprises four 13-week fiscal quarters, although in the years with 53 weeks the fourth quarter represents a 14-week period. References to Fiscal 2017 relate to our 52-week fiscal year ended December 31, 2017. References to Fiscal 2016 relate to our 52-week fiscal year ended January 1, 2017. References to Fiscal 2015 relate to our 53-week fiscal year ended January 3, 2016.

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

We believe we are in the early stages of our growth with 50 current restaurants, 38 in the US, nine in Brazil and three international joint venture restaurants. Based on internal analysis and a study prepared by an independent third party, we believe there is a long-term growth potential for more than 100 domestic sites, with additional new restaurants internationally. We have a long track record of successful new restaurant development, having grown our restaurant count by a multiple of 10 since 2000, and at a 12.4% CAGR since 2010. While new restaurants are expected to be a key driver of our growth, we believe positive comparable restaurant sales growth and margin expansion through leveraging our infrastructure will also contribute to future growth.

Highlights and Trends

Restaurant Development

Restaurant openings reflect the number of new restaurants opened during a particular reporting period. During Fiscal 2017 we opened our third international joint venture restaurant in Jeddah, Saudi Arabia. Over the next five years, we plan to increase our company-owned restaurant count by at least 10% annually, with North America being our primary market for new restaurant development. In addition, over the next five years, we plan to opportunistically open new restaurants in Brazil as attractive real estate locations become available. We will pursue growth in international markets through a combination of company-owned restaurants and joint ventures, which we believe allows us to expand our brand with limited capital investment by us. The actual number and timing of new restaurant openings is subject to a number of factors outside of the Company's control including, but not limited to, weather conditions and factors under the control of landlords, contractors and regulatory/licensing authorities.

	Fiscal Year
	2017	2016	2015
Restaurant Activity
Beginning of Period	45	41	34
Openings(a)	6	4	7
Closings(b)	(1)	—	—
Restaurants at end of period	50	45	41

(a)	We opened our first Middle East JV restaurant in August 2017. We do not consolidate the results of our Middle East JV operations.
(b)	The lease for an underperforming restaurant in Brazil expired in September 2017 and not renewed. The restaurant was fully impaired as of January 1, 2017.

Key Events

Merger Agreement with Rhône

On February 20, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) among Prime Cut Intermediate Holdings Inc., a Delaware corporation (“Parent”) and an investment entity affiliated with Rhône Capital V L.P. (“Rhône”) and Prime Cut Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Subsidiary”), pursuant to which, among other things and subject to the satisfaction or waiver of specified conditions, Merger Subsidiary will merge with and into the Company, which will survive as a wholly owned subsidiary of Parent. Parent will finance the Merger with a combination of debt and equity financing.

At the effective time of the Merger,

•

each share of the Company’s common stock issued and outstanding immediately prior to the Effective Time (other than dissenting shares) will be converted into the right to receive $15.75 in cash, without interest;

•

each Company outstanding stock option will be cancelled, with the holder of such stock option becoming entitled to receive an amount in cash equal to (i) the excess, if any, of (a) $15.75 minus (b) the exercise price per share of common stock subject to such stock option, multiplied by (ii) the number of shares of common stock subject to such stock option; and

•

the restrictions on each Company outstanding restricted stock will lapse, with the holder of such performance-based restricted stock becoming entitled to receive an amount in cash equal to (i) $15.75 multiplied by (ii) the number of shares of common stock subject to such restricted stock.

Following execution of the Merger Agreement, certain affiliates and co-investors of Thomas H. Lee Partners, L.P. and certain directors and executive officers of the Company, who collectively hold approximately 61.56% of the voting power of the outstanding common stock of the Company, executed and delivered to the Company a written consent adopting the Merger Agreement. The Merger cannot be consummated until the passing of 20 calendar days from the date on which the Company mails to the Company’s stockholders an information statement describing the Merger Agreement, the Merger and the other transactions contemplated by the Merger Agreement on Schedule 14C under the Securities Exchange Act of 1934, as amended. Following delivery of the written consent, pursuant to the terms of the Merger Agreement, the Company may not engage in any further discussions or solicitations regarding the potential acquisition of the Company by any third party, and the Company has no ability to terminate the Merger Agreement in order to enter into an alternative transaction.

The completion of the Merger is subject to customary conditions, including, without limitation, (1) the absence of any restraining order, preliminary or permanent injunction or other court order or other legal restraint or prohibition preventing the consummation of the Merger, (2) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (3) subject to certain qualifications, the accuracy of representations and warranties of the Company, Parent and Merger Subsidiary, and (4) the performance in all material respects of the obligations of the Company, Parent and Merger Subsidiary, respectively. The Merger is not subject to a financing condition. Completion of the Merger is expected early in the second fiscal quarter of 2018.

Natural Disasters

During the third quarter of Fiscal 2017, our operations were impacted by Hurricanes Harvey, Irma and Maria which struck the US mainland and Puerto Rico adversely affecting 10 of our US restaurants. Most of the affected restaurants were minimally impacted, however four restaurants were significantly impacted requiring them to close for multiple days. These closures extended prior to landfall through the post-hurricane clean up periods. The US mainland restaurants returned to operations within a week of the hurricanes, with sales exceeding expectations for the remainder of Fiscal 2017. Our restaurant in San Juan, Puerto Rico re-opened mid-November 2017 with sales also exceeding our expectations for the remainder of Fiscal 2017. We maintain comprehensive insurance coverage on our restaurants including property, flood and business interruption. Initial assessments have found minimal structural and cosmetic damage to the restaurants; however we are working with our insurance providers to assess the overall impact from the hurricanes and expect that process to take some time. As a result of the hurricane activity, we estimate total revenue was negatively impacted by $1.6 million for Fiscal 2017. We expect to recover a portion of the lost income through insurance recoveries in Fiscal 2018. The Company has not recorded any gains related to insurance recoveries during Fiscal 2017.

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

Recent Events in Brazil

Brazil’s political environment has historically influenced, and continues to influence, the performance of the country’s economy. Starting in 2015 a series of protests began in Brazil against the Brazilian government and its President. The initial protests occurred in cities throughout Brazil, including Rio de Janeiro and São Paolo, and continued throughout the remainder of 2015, culminating in the impeachment of the President of Brazil in 2016. After a somewhat successful start to the new President’s administration, their proposed pension overhaul faced significant opposition with protests occurring in a number of cities in response to the government’s austerity plans. The new administration also endured a number of scandals emerging from ongoing anti-corruption campaign which ultimately led to the current President’s indictment on corruption charges in June 2017. In August 2017, Brazil’s Lower House of government voted against sending the trial to Brazil’s Supreme Court; however, a second round of corruption charges were leveled against the current President, whose term is due to end in October 2018, in September 2017. The protests and political unrest contributed to lower guest traffic in our restaurants in Brazil, in Fiscal 2016 and Fiscal 2017. Additionally, growing security concerns are affecting guest traffic in our two Rio de Janeiro restaurants. While we believe these issues are temporary, should indicators suggest a permanent reduction in guest traffic and cash flows due to the prolonged unrest, the recovery of carrying value of certain Brazilian assets could be challenged.

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

Brazilian legislation regulating the collection of tips in commercial establishments was approved by the President of Brazil and became effective on May 13, 2017. We have implemented new procedures intended to facilitate our compliance with the new tip legislation, however, we cannot predict whether our procedures will fully comply with any regulations that may be adopted in furtherance of the legislation or judicial determinations as to the requirements of the legislation. Additionally, comprehensive labor reform legislation became effective in November 2017. We anticipate that the new laws will be tested in Brazilian courts. We are attempting to implement the changes required under the new laws, but cannot predict the potential impact of the new laws, or judicial interpretation of such laws, on our business or prospective results of operations.

Tax Law Changes

On December 22, 2017, the Tax Act was signed into law by President Trump. The Tax Act significantly revised the US corporate income tax regime by, among other things, lowering the US corporate tax rate from 35% to 21% effective January 1, 2018, while also repealing the deduction for domestic production activities, implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. US GAAP requires that the impact of tax legislation be recognized in the period in which the law was enacted. As a result of the Tax Act, the Company recorded a tax benefit of $15.0 million due to a remeasurement of deferred tax assets and liabilities and a tax charge of $6.5 million due to the transition tax on deemed repatriation of deferred foreign income, in the three months ended December 31, 2017. Both of the tax benefit and the tax charge represent provisional amounts and the Company’s current best estimates. Any adjustments recorded to the provisional amounts through the fourth quarter of fiscal 2018 will be included in income from operations as an adjustment to tax expense. The provisional amounts incorporate assumptions made based upon the Company’s current interpretation of the Tax Act and may change as the Company receives additional clarification and implementation guidance.

Commodity Pricing

We experienced lower and stable beef prices in Fiscal 2017, which allowed us to offset inflation on food costs and other meats as compared to Fiscal 2016. Prices at food-at-home outlets have posted lower year-over-year price increases, and supermarket prices decreased for the second year in a row, falling approximately 0.2 percent. Inflation has been lower than average due, in part, to a stronger US dollar.

Exchange Rate Impact

We experienced significant foreign currency improvement from Fiscal 2016 to Fiscal 2017 due to fluctuations of the Brazilian Real relative to the US dollar. When the Brazilian Real strengthens compared to the US dollar, it has a positive impact on our Brazilian operating results upon translation of those results into US dollars for the purposes of consolidation. We anticipate foreign currency to stabilize throughout Fiscal 2018 with respect to the Brazilian Real. See “Supplemental Selected Constant Currency Information” on page 60 for the exchange rate impact on current financial periods.

Performance Indicators

In assessing the performance of our business, we consider a variety of performance and financial measures. The key measures we use for determining how our business is performing are the number of new restaurant openings, comparable restaurant sales, restaurant contribution and restaurant contribution margin and Adjusted EBITDA and Adjusted EBITDA margin. Restaurant contribution and restaurant contribution margin and Adjusted EBITDA and Adjusted EBITDA margin are non-GAAP measures. See page 56 for discussion of non-GAAP financial measures.

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

Factors Affecting the Comparability of our Operating Results

Income Taxes

On December 22, 2017, the Tax Act was signed into law effective January 1, 2018. The Tax Act significantly revised the US tax code by, in part but not limited to: a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of US international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. Under Accounting Standards Codification 740, Income Taxes, the Company must recognize the effects of tax law changes in the period in which the new legislation is enacted.

52 vs. 53 Week Fiscal Year

Fiscal 2017 and Fiscal 2016 contained 52 weeks whereas Fiscal 2015 contained 53 weeks. We estimate the 53rd week in Fiscal 2015 contributed approximately $6.8 million of incremental revenue, as compared to Fiscal 2016. While certain expenses that were directly related to the incremental revenue increased, other expenses, such as fixed costs, were incurred on a calendar basis.

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

Segment Reporting

We operate our restaurants using a single restaurant concept and brand. Each restaurant under our single global brand operates with similar types of products and menu, providing a continuous service style, similar contracts, customers and employees, irrespective of location. We have identified two operating segments: US and Brazil, which is how we organize our restaurants for making operating decisions and assessing performance. Our joint venture in Mexico is included in the US for segment reporting purposes as the operations of the joint venture are monitored by the US segment management. License fee revenue, store opening fee and country development fee revenue attributable to our joint venture in the Middle East JV is included in other revenue in the consolidated statements of operations and comprehensive income.

Results of Operations

The following tables summarize key components of our consolidated results of operations for the periods indicated, both in dollars and as a percentage of revenue:

Fiscal 2017 (52 Weeks) Compared to Fiscal 2016 (52 Weeks)

(dollars in thousands)

	Fiscal 2017		Fiscal 2016		Increase / (Decrease)
	Dollars	%(a)	Dollars	%(a)	Dollars	%(b)	%(c)
Revenue
US Restaurant	$271,712	86.4%	$245,381	85.1%	$26,331	10.7%	1.3%
Brazil Restaurant	42,255	13.5%	42,753	14.8%	(498)	(1.2%)	(1.3%)
Other revenue	392	0.1%	162	0.1%	230	*	*
Total revenue	314,359	100.0%	288,296	100.0%	26,063	9.0%	*
Restaurant operating costs
Food and beverage costs	89,664	28.5%	82,145	28.5%	7,519	9.2%	0.0%
Compensation and benefit costs	75,173	23.9%	66,376	23.0%	8,797	13.3%	0.9%
Occupancy and other operating expenses (excluding depreciation and amortization)	61,320	19.5%	54,001	18.7%	7,319	13.6%	0.8%
Total restaurant operating costs	226,157	71.9%	202,522	70.2%	23,635	11.7%	1.7%
Marketing and advertising costs	8,069	2.6%	7,132	2.5%	937	13.1%	0.1%
General and administrative costs	23,321	7.4%	20,576	7.1%	2,745	13.3%	0.3%
Pre-opening costs	3,773	1.2%	3,580	1.2%	193	5.4%	0.0%
Non-cash impairment charges	4,188	1.3%	320	0.1%	3,868	*	*
Depreciation and amortization	19,037	6.1%	15,729	5.5%	3,308	21.0%	0.6%
Other operating (income) expense, net	330	0.1%	21	0.0%	(309)	*	(0.1%)
Total costs and expenses	284,875	90.6%	249,880	86.7%	34,995	14.0%	3.9%
Income from operations	29,484	9.4%	38,416	13.3%	(8,932)	(23.3%)	(3.9%)
Other income (expense):
Interest expense, net	(4,984)	(1.6%)	(4,387)	(1.5%)	597	13.6%	0.1%
Interest income	2,386	0.8%	2,208	0.8%	178	8.1%	0.0%
Other income (expense), net	49	0.0%	(18)	0.0%	(67)	*	0.0%
Total other income (expense), net	(2,549)	(0.8%)	(2,197)	(0.8%)	352	16.0%	0.0%
Income before income taxes	26,935	8.6%	36,219	12.6%	(9,284)	*	(4.0%)
Income tax expense (benefit)	(1,470)	(0.5%)	11,957	4.1%	(13,427)	(112.3%)	(4.6%)
Net income	28,405	9.0%	24,262	8.4%	4,143	17.1%	0.6%
Less: Loss attributable to noncontrolling interest	(384)	(0.1%)	(175)	(0.1%)	*	*	*
Net income attributable to Fogo de Chão, Inc.	$28,789	9.2%	$24,437	8.5%	$4,352	17.8%	0.7%

(a)	Calculated as a percentage of total revenue.
(b)	Calculated percentage increase / (decrease) in dollars.
(c)	Calculated increase / (decrease) in percentage of total revenue.
*	Not meaningful.

Revenue

Total revenue increased due to a $25.3 million increase in non-comparable restaurant sales, a favorable foreign exchange impact of $3.3 million, and a $0.2 million increase in joint venture revenue, offset by a $2.8 million decrease in comparable restaurant sales. Total comparable restaurant sales decreased 0.3%.

US restaurant revenue increased due to a $25.3 million increase in non-comparable restaurant sales and a $1.0 million increase in comparable restaurant sales. US comparable restaurant sales increased 0.5%.

Brazil restaurant revenue decreased due to a $3.8 million decrease in comparable restaurant sales offset by a favorable foreign exchange impact of $3.3 million. Brazil comparable restaurant sales decreased 7.2%. The Rio de Janeiro locations’ results included lapping the 2016 Summer Olympics during the third quarter of Fiscal 2017. Excluding the impact of the 2016 Summer Olympics, Brazil comparable restaurant sales decreased 4.3%

Other revenue increased as our first Middle East JV restaurant opened in Jeddah, Saudi Arabia. In connection with the Jeddah opening we recognized a country development fee and a store opening fee in addition to a recurring license fee.

Food and Beverage Costs

Food and beverage costs increased due to a $7.7 million increase in food and beverage costs of non-comparable restaurants and an unfavorable foreign exchange impact of $1.1 million, offset by a $1.3 million decrease in food and beverage costs of comparable restaurants. As a percentage of total revenue, total food and beverage costs remained flat in spite of new restaurant openings and the impact of the hurricanes, somewhat offset by reduced liquor and desserts costs in Brazil.

Compensation and Benefit Costs

Compensation and benefit costs increased due to a $7.7 million increase in non-comparable restaurant labor expense, a $0.7 million increase in comparable restaurant labor expense and an unfavorable foreign exchange impact of $0.5 million. As a percentage of total revenue, total compensation and benefits costs increased as a result of wage rate inflation in the US and Brazil in addition to inefficiencies associated with new restaurant openings, marginally offset by lower insurance costs.

Occupancy and Other Operating Expenses

Occupancy and other operating expenses increased due to a $5.7 million increase in non-comparable restaurant operating expenses, a $0.9 million increase in comparable restaurant operating expenses, and an unfavorable foreign exchange rate impact of $0.7 million. As a percentage of total revenue, total occupancy and other operating costs increased due to higher costs of rent as a percentage of sales in our new restaurants as these stores are in the early stages of their revenue growth curve, the timing of restaurant repairs, and local commercial rent taxes.

Marketing and Advertising Costs

Marketing and advertising costs increased due to a refreshed advertising campaign during Fiscal 2017 as well as an increase in brand awareness advertising. As a percentage of total revenue, marketing and advertising costs increased marginally.

General and Administrative Costs

General and administrative costs increased due to a $1.6 million increase in corporate compensation as a result of additional headcount in the US, $0.7 million in expenses related to our secondary offering in the second quarter of Fiscal 2017, $0.4 million in concurrent corporate office rents as we transition to our new corporate office space, an unfavorable foreign exchange impact of $0.2 million and a $0.1 million donation to the Houston Food Bank in relation to Hurricane Harvey relief efforts. These increases were offset by a decrease of $0.3 million in stock compensation expense. As a percentage of total revenue, general and administrative costs increased 0.3%.

Pre-opening Costs

Pre-opening costs increased due to the timing of new restaurant development. During Fiscal 2017 we opened five US restaurants and had an additional three restaurants under construction at year-end that are due to open in Fiscal 2018. During Fiscal 2016 we opened three US restaurants and had an additional three restaurants under construction at year-end that opened during the first half of Fiscal 2017.

Non-cash Impairment Charges

During Fiscal 2017, we recognized $4.2 million in non-cash impairment charges related to the reduction in the carrying value of an underperforming restaurant in the US. The Company continues to evaluate the restaurant’s operating performance and its options. A closure of this restaurant could result in a material charge in the period in which the Company ceases operations. During Fiscal 2016, we recognized $0.3 million in non-cash impairment charges related to the reduction in the carrying value of an underperforming restaurant in Brazil. The lease for this underperforming restaurant in Brazil expired in September 2017 and was not renewed.

Interest Expense

Interest expense, net of capitalized interest, increased slightly due to a 0.6% increase in the interest rate on our 2015 Credit Facility, which was alleviated marginally by a decrease in the average outstanding balance.

Interest Income

Interest income increased due to increased cash and cash equivalents in Brazil and favorable interest rates earned on those balances.

Income Tax Expense (Benefit)

On December 22, 2017, the Tax Act was signed into law effective January 1, 2018. The Tax Act significantly revised the US tax code by, in part but not limited to: a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of US international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. Under Accounting Standards Codification 740, Income Taxes, the Company must recognize the effects of tax law changes in the period in which the new legislation is enacted.

The Fiscal 2017 income tax benefit was primarily comprised of $9.4 million of income tax expense at the federal statutory rate, $6.5 million expense related to its one-time repatriation inclusion, $1.4 million of state income taxes, net of the federal benefit, and $0.8 million of subpart F income. These expenses were more than offset by $15.0 million of deferred tax liability revaluation, $2.1 million of foreign tax credits, $2.1 million of employment credits, and $0.3 million of other credits.

The Fiscal 2016 tax expense was comprised of $12.7 million of income tax expense at the federal statutory rate, $1.3 million of state income taxes, net of the federal benefit, $0.6 million of subpart F income, and $0.4 million of other non-deductible expenses. These expenses were offset by $1.2 million of foreign tax rate differential and $1.8 million of employment credits.

Fiscal 2016 (52 Weeks) Compared to Fiscal 2015 (53 Weeks)

(dollars in thousands)

	Fiscal 2016		Fiscal 2015		Increase / (Decrease)
	Dollars	%(a)	Dollars	%(a)	Dollars	%(b)	%(c)
Revenue
US Restaurant	$245,381	85.1%	$227,073	83.5%	$18,308	8.1%	1.6%
Brazil Restaurant	42,753	14.8%	44,425	16.4%	(1,672)	(3.8%)	(1.6%)
Other	162	0.1%	136	0.1%	26	*	*
Total revenue	288,296	100.0%	271,634	100.0%	16,662	6.1%	*
Restaurant operating costs
Food and beverage costs	82,145	28.5%	80,062	29.5%	2,083	2.6%	(1.0%)
Compensation and benefit costs	66,376	23.0%	60,224	22.2%	6,152	10.2%	0.8%
Occupancy and other operating expenses (excluding depreciation and amortization)	54,001	18.7%	46,153	17.0%	7,848	17.0%	1.7%
Total restaurant operating costs	202,522	70.2%	186,439	68.6%	16,083	8.6%	1.6%
Marketing and advertising costs	7,132	2.5%	6,618	2.4%	514	7.8%	0.1%
General and administrative costs	20,576	7.1%	32,566	12.0%	(11,990)	(36.8%)	(4.9%)
Pre-opening costs	3,580	1.2%	4,858	1.8%	(1,278)	(26.3%)	(0.6%)
Loss on extinguishment of debt	—	0.0%	5,991	2.2%	(5,991)	*	*
Non-cash impairment charges	320	0.1%	—	0.0%	320	*	*
Depreciation and amortization	15,729	5.5%	12,471	4.6%	3,258	26.1%	0.9%
Other operating (income) expense, net	21	0.0%	(291)	(0.1%)	(312)	*	(0.1%)
Total costs and expenses	249,880	86.7%	248,652	91.5%	1,228	0.5%	(4.8%)
Income from operations	38,416	13.3%	22,982	8.5%	15,434	67.2%	4.8%
Other income (expense):
Interest expense, net	(4,387)	(1.5%)	(9,975)	(3.7%)	(5,588)	(56.0%)	(2.2%)
Interest income	2,208	0.8%	856	0.3%	1,352	157.9%	(0.5%)
Other income (expense), net	(18)	0.0%	(34)	0.0%	(16)	*	0.0%
Total other income (expense), net	(2,197)	(0.8%)	(9,153)	(3.4%)	(6,956)	(76.0%)	(2.6%)
Income before income taxes	36,219	12.6%	13,829	5.1%	22,390	*	7.5%
Income tax expense (benefit)	11,957	4.1%	(14,168)	(5.2%)	26,125	(184.4%)	9.3%
Net income	24,262	8.4%	27,997	10.3%	(3,735)	(13.3%)	(1.9%)
Less: Income (loss) attributable to noncontrolling interest	(175)	(0.1%)	132	0.0%	*	*	*
Net income attributable to Fogo de Chão, Inc.	$24,437	8.5%	$27,865	10.3%	$(3,428)	(12.3%)	(1.8%)

(a)	Calculated as a percentage of total revenue.
(b)	Calculated percentage increase / (decrease) in dollars.
(c)	Calculated increase / (decrease) in percentage of total revenue.
*	Not meaningful.

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

Pre-opening Costs

Pre-opening costs decreased due to the timing of new restaurant development. During Fiscal 2016 we opened four restaurants and had an additional three restaurants under construction at year-end that opened in Fiscal 2017. During Fiscal 2015 we opened seven restaurants and had an additional restaurant under construction at year-end that opened during the first quarter of Fiscal 2016.

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

Non-GAAP Financial Measures

To supplement its unaudited condensed consolidated financial statements, which are prepared and presented in accordance with GAAP, the Company uses the following non-GAAP financial measures: restaurant contribution and restaurant contribution margin and Adjusted EBITDA and Adjusted EBITDA margin (collectively, the "non-GAAP financial measures"). The presentation of this financial information is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. The Company uses these non-GAAP financial measures for financial and operational decision making and as a means to evaluate period-to-period comparisons. The Company believes that they provide useful information about operating results, enhance the overall understanding of past financial performance and future prospects, and allow for greater transparency with respect to key metrics used by management in its financial and operational decision making. The non-GAAP measures used by the Company may be different from the methods used by other companies.

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

	Fiscal 2017	Fiscal 2016	Fiscal 2015
Income from operations	$29,484	$38,416	$22,982
Less:
Other revenue	392	162	136
Add:
Marketing and advertising costs	8,069	7,132	6,618
General and administrative costs	23,321	20,576	32,566
Pre-opening costs	3,773	3,580	4,858
Loss on extinguishment of debt	—	—	5,991
Non-cash impairment charges	4,188	320	—
Depreciation and amortization	19,037	15,729	12,471
Other operating (income) expense, net	330	21	(291)
Total segment restaurant contribution	$87,810	$85,612	$85,059

Total revenues	$314,359	$288,296	$271,634
Less: Other revenue	392	162	136
Total segment revenue from restaurant sales	$313,967	$288,134	$271,498

The following table summarizes restaurant contribution by segment and restaurant contribution margin by segment for Fiscal 2017 compared to Fiscal 2016 (dollars in thousands).

	Fiscal 2017		Fiscal 2016		Increase / (Decrease)
	Dollars	%(a)	Dollars	%(a)	Dollars	%(b)	%(c)
Revenue restaurant sales
US Restaurant	$271,712	86.5%	$245,381	85.2%	$26,331	10.7%	1.3%
Brazil Restaurant	42,255	13.5%	42,753	14.8%	(498)	(1.2%)	(1.3%)
Total revenue restaurant sales	$313,967	100.0%	$288,134	100.0%	$25,833	9.0%	*
Restaurant operating costs
US	$196,272	72.2%	$173,264	70.6%	$23,008	13.3%	1.6%
Brazil	29,885	70.7%	29,258	68.4%	627	2.1%	2.3%
Total restaurant operating costs	$226,157	72.0%	$202,522	70.3%	$23,635	11.7%	1.7%
Restaurant contribution
US	$75,440	27.8%	$72,117	29.4%	$3,323	4.6%	(1.6%)
Brazil	12,370	29.3%	13,495	31.6%	(1,125)	(8.3%)	(2.3%)
Total segment restaurant contribution	$87,810	28.0%	$85,612	29.7%	$2,198	2.6%	(1.7%)
(a)	Calculated as a percentage of total revenue or segment revenue where applicable.
(b)	Calculated percentage increase / (decrease) in dollars.
(c)	Calculated increase / (decrease) in percentage of total revenue or segment revenue where applicable.
*	Not meaningful.

Restaurant Contribution

The following tables summarize restaurant contribution by segment and restaurant contribution margin by segment for Fiscal 2016 compared to Fiscal 2015 (dollars in thousands).

	Fiscal 2016		Fiscal 2015		Increase / (Decrease)
	Dollars	%(a)	Dollars	%(a)	Dollars	%(b)	%(c)
Revenue restaurant sales
US Restaurant	$245,381	85.2%	$227,073	83.6%	$18,308	8.1%	1.6%
Brazil Restaurant	42,753	14.8%	44,425	16.4%	(1,672)	(3.8%)	(1.6%)
Total revenue restaurant sales	$288,134	100.0%	$271,498	100.0%	$16,636	6.1%	*
Restaurant operating costs
US	$173,264	70.6%	$156,558	68.9%	$16,706	10.7%	1.7%
Brazil	29,258	68.4%	29,881	67.3%	(623)	(2.1%)	1.1%
Total restaurant operating costs	$202,522	70.3%	$186,439	68.7%	$16,083	8.6%	1.6%
Restaurant contribution
US	$72,117	29.4%	$70,515	31.1%	$1,602	2.3%	(1.7%)
Brazil	13,495	31.6%	14,544	32.7%	(1,049)	(7.2%)	(1.1%)
Total segment restaurant contribution	$85,612	29.7%	$85,059	31.3%	$553	0.7%	(1.6%)

(a)	Calculated as a percentage of total revenue or segment revenue where applicable.
(b)	Calculated percentage increase / (decrease) in dollars.
(c)	Calculated increase / (decrease) in percentage of total revenue or segment revenue where applicable.
*	Not meaningful.

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

Adjusted EBITDA

The following table sets forth the reconciliation of Adjusted EBITDA to net income attributable to Fogo de Chão, Inc. (dollars in thousands).

	Fiscal 2017	Fiscal 2016	Fiscal 2015
Net income attributable to Fogo de Chão, Inc.	$28,789	$24,437	$27,865
Depreciation and amortization expense(a)	18,630	15,437	12,302
Interest expense, net	4,984	4,387	9,975
Interest income	(2,386)	(2,208)	(856)
Income tax expense (benefit)(b)	(1,510)	11,923	(14,229)
EBITDA	48,507	53,976	35,057
Pre-opening costs(c)	3,770	3,389	4,560
Share-based compensation(d)	565	792	6,792
Non-cash adjustments(e)	923	959	820
Secondary offering costs	715	—	—
Corporate office relocation	525	—	—
Non-cash impairment charge(f)	4,188	320	—
Non-recurring expenses(g)	502	456	—
Management and consulting fees(h)	—	—	8,137
Loss on extinguishment of debt(i)	—	—	5,991
Retention agreement payments(j)	—	—	1,042
IPO related expenses(k)	—	—	782
Adjusted EBITDA	$59,695	$59,892	$63,181

(a)	For Fiscal 2017, Fiscal 2016 and Fiscal 2015, excludes $0.4 million, $0.3 million and $0.2 million, respectively, of depreciation expense attributable to our joint venture in Mexico.
(b)	For Fiscal 2017, Fiscal 2016 and Fiscal 2015, excludes $0.04 million, $0.03 million and $0.1 million, respectively, of income tax expense attributable to our joint venture in Mexico.
(c)	For Fiscal 2017, Fiscal 2016 and Fiscal 2015, excludes $0.0 million, $0.2 million and $0.3 million, respectively, of pre-opening costs incurred by our joint venture in Mexico.
(d)

For Fiscal 2015, includes $5.7 million of compensation expense recognized upon the closing of the IPO attributable to the vesting of stock options. See Note 11 to the Consolidated Financial Statements.

(e)	Consists of non-cash portion of straight-line rent expense.
(f)

For Fiscal 2017, consists of non-cash impairment charge related to the reduction in carrying value of an underperforming restaurant in the United States. For Fiscal 2016, consists of non-cash impairment charge related to the reduction in the carrying value of an underperforming restaurant in Brazil.

(g)

For Fiscal 2017, amount includes $0.2 million of one time accrual for the Brazil Union matter, $0.1 million of costs incurred in the closing of the Salvador restaurant, $0.1 million of one time labor claims and $0.1 million of costs incurred in the Brazil Restructure. For Fiscal 2016, amount includes $0.1 million of one-time legal and accounting fees and $0.3 million of one-time expenses related to the realignment of management of the Brazilian subsidiaries and the legal transfer of the Brazilian subsidiaries to the Company’s Dutch holding company to support the Company’s expansion into international markets.

(h)

Consists primarily of payments to an affiliate of THL and advisors engaged by an affiliate of THL for advisory and consulting services. For Fiscal 2015, includes the $7.5 million fee paid to an affiliate of THL as a result of the termination of the advisory services agreement with that affiliate. See Note 19 to the Consolidated Financial Statements.

(i)

Consists primarily of non-cash charges resulting from the extinguishment/modification of our prior credit facilities. For Fiscal 2015, includes $0.3 million pre-payment premium and $0.1 million in legal and other expenses we paid in connection with the termination of our 2012 Credit Facility. See Note 10 to the Consolidated Financial Statements.

(j)	Consists of cash payments to our regional managers pursuant to retention and non-compete agreements executed in 2012. The final payments under these agreements were paid in October 2015.
(k)

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

Supplemental Selected Constant Currency Information

As exchange rates are an important factor in understanding period-to-period comparisons, we believe the presentation of certain results on a constant currency basis in addition to reported results helps improve investors’ ability to understand our operating results and evaluate our performance in comparison to prior periods. Constant currency information compares results between periods as if exchange rates had remained constant period-over-period. We use results on a constant currency basis as one measure to evaluate our performance. We calculate constant currency by retranslating results across all prior periods presented using a derived exchange rate for the most current year periods presented based on actual results. The tables set forth below calculate constant currency at a foreign currency exchange rate of 3.1936 Brazilian reals to 1 US dollar, which represents the derived exchange rates for Fiscal 2017, calculated as explained above. These results should be considered in addition to, not as a substitute for, results reported in accordance with GAAP. Results on a constant currency basis, as we present them, may not be comparable to similarly titled measures used by other companies and are not measures of performance presented in accordance with GAAP.

	Fiscal 2017	Fiscal 2016	Fiscal 2015
Total revenue as reported	$314,359	$288,296	$271,634
Effect of foreign currency	—	3,314	1,889
Total revenue at constant currency	$314,359	$291,610	$273,523

Adjusted EBITDA	$59,695	$59,892	$63,181
Effect of foreign currency	—	669	892
Adjusted EBITDA at constant currency	$59,695	$60,561	$64,073
Adjusted EBITDA margin at constant currency	19.0%	20.8%	23.4%

Segment restaurant contribution	$87,810	$85,612	$85,059
Effect of foreign currency	—	922	1,060
Segment restaurant contribution at constant currency	$87,810	$86,534	$86,119
Segment restaurant contribution margin at constant currency	27.9%	29.7%	31.5%

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

The Company had historically provided deferred taxes under ASC 740-30-25, formerly APB 23, for the presumed repatriation to the US earnings from the Company’s Brazilian subsidiaries. In June 2015, the Company asserted that the outside basis difference, including undistributed earnings, of its Brazilian subsidiaries would be indefinitely reinvested in operations outside the US. This was primarily driven by a reduction in debt service costs on a go-forward basis as a result of the IPO. The assertion was supported by future US cash projections and the Company’s intent to continue using foreign-generated cash to invest in foreign restaurants. As a result of the change in assertion, the Company reduced its deferred tax liabilities related to undistributed foreign earnings by $13.9 million. In 2016, the Company effectuated an internal restructuring whereby it created a new Dutch holding company, FDC Netherlands Coöperatief U.A. (“Fogo Co-op”) and contributed all of its Brazilian subsidiaries to Fogo Co-op. For US federal income tax purposes, this transaction was structured as a tax-free reorganization. Since the restructuring, Fogo Co-op is treated as the regarded or separate legal entity for US federal income tax purposes and the Brazilian entities are branches or divisions of Fogo Co-op. Consequently, income or losses earned by the Brazilian entities are deemed to be earned by Fogo Co-op for US federal income tax purposes.

The Company is not able to determine a reasonable estimate of the deferred tax liability, if any, that would be recorded if the Company were to change its indefinite reinvestment assertion. Missing or incomplete information relevant to this analysis includes tax basis and book basis in the shares of Fogo Co-op. In addition, the undistributed earnings of approximately $51.5 million related to Fogo Co-Op could be subject to state income tax or withholding tax. Pursuant to SAB 118, the Company will continue to apply ASC 740 based on the provisions of the tax law in effect immediately prior to the enactment of the Tax Act, including the historical indefinite reinvestment assertion with respect to the outside basis differences.

During 2018, the Company will analyze the impact of the Tax Act on its indefinite reinvestment assertion. This analysis will consider the impact of previously taxed earnings created under section 965, the application of the new section 245A dividends received deduction, the impact of the new section 951A GILTI tax rules, state law changes, the existence of an outside basis difference in excess of earnings, currency translation adjustment impacts, and shifts in the global business environment resulting from the Tax Act.

We intend to spend approximately $27.0 million to $31.0 million in Fiscal 2018 on capital expenditures, net of tenant allowances, including approximately $23.0 million to $25.0 million for new restaurant development and approximately $4.0 million to $6.0 million on opportunistic restaurant remodeling.

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

	Fiscal 2017	Fiscal 2016	Fiscal 2015
Net cash provided by (used in)
Operating activities	$55,441	$56,093	$37,361
Investing activities	(35,869)	(38,353)	(35,423)
Financing activities	(11,990)	(14,011)	5,834
Effect of foreign exchange	(515)	2,627	(2,240)
Net increase in cash and cash equivalents	$7,067	$6,356	$5,532

Operating Activities

Net cash provided by operating activities in Fiscal 2017 decreased $0.7 million from Fiscal 2016. The decrease is primarily attributable to a $3.5 million decrease in cash received related to the timing of accounts and other receivables, a $0.7 million increase in cash paid for secondary offering costs, a $0.6 million increase in cash paid interest, a $0.6 million increase in cash paid for inventory, $0.5 million related to duplicate rent costs for the corporate office, and a $0.4 million increase in pre-opening expenses. These decreases to cash were offset by $2.5 million increase in cash related to the timing of payments of liabilities, and a $2.7 million net increase in deferred rent and tenant allowance.

Net cash provided by operating activities in Fiscal 2016 increased $18.7 million from Fiscal 2015. The increase is primarily attributable to an $8.6 million decrease in cash paid interest, an $8.2 million increase in cash related to the timing of collections of receivables and payments of liabilities, a $1.3 million decrease in pre-opening expenses, and a $0.7 million net increase in deferred revenue

Investing Activities

For Fiscal 2017, compared to Fiscal 2016, net cash flows used in investing activities decreased by $2.5 million primarily due to timing of capital expenditures related to new restaurant construction.

For Fiscal 2016, compared to Fiscal 2015, net cash flows used in investing activities increased by $2.9 million primarily due to timing of capital expenditures related to new restaurant construction.

Financing Activities

Net cash flows used by financing activities decreased $2.0 million from Fiscal 2016. In Fiscal 2017, the Company made $12.0 million repayments as compared to in Fiscal 2016 the Company made $15.0 million repayments under the 2015 Credit Facility.

Net cash flows used by financing activities in Fiscal 2016 increased $19.8 million from Fiscal 2015. In Fiscal 2015, the Company generated $259.4 million from the IPO and borrowings under the 2015 Credit Facility, offset by the payoff of the 2012 Credit Facility, pre-payment penalty, debt issuance costs and payment of IPO costs. In Fiscal 2016, the Company made $15.0 million repayments under the 2015 Credit Facility.

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

The 2015 Credit Facility contains a number of affirmative, negative and financial covenants, and events of default customary for facilities of this type. The covenants, among other things, restrict our ability to incur additional indebtedness, make certain acquisitions, engage in certain transactions with affiliates, and authorize or pay dividends. In addition, we will be required to maintain two financial covenants, which include a maximum Total Rent Adjusted Leverage Ratio (at levels that vary until maturity) and a minimum Consolidated Interest Coverage Ratio. At December 31, 2017, these required ratios were 5.25 to 1 and 2.00 to 1, respectively and the Company was in compliance with those covenants.

As of December 31, 2017, we had seven letters of credit outstanding for a total of $5.7 million and $106.3 million of available borrowing capacity under the 2015 Credit Facility.

Contractual Obligations

Leases

We lease certain restaurant locations, storage spaces, buildings and equipment under non-cancelable operating leases. Our restaurant leases generally have initial terms of between 10 and 20 years, and generally can be extended only in five-year increments. Our leases expire at various dates between 2018 and 2033, excluding extensions at our option. Some of our restaurant leases include renewal options, rent abatements and leasehold rental incentives, none of which are reflected in the following table. Some of our leases also include contingent rental payments based on sales volume, the impact of which also are not reflected in the following table.

During Fiscal 2017, we entered into additional leases and exercised an extension on an existing lease, adding estimated minimum future rental payments of approximately $6.7 million attributable to these non-cancelable operating leases.

The following table summarizes our contractual arrangements at December 31, 2017 on actual basis and the timing and effect that such commitments are expected to have on our liquidity and cash flows in future periods:

	Payments due by Fiscal Year
	Total	Less than 1 Year	More than 1 - 3 Years	More than 3 - 5 Years	More than 5 Years
Contractual Obligations
Workers compensation reserve(a)	$1,923	$738	$709	$258	$218
Long-term debt obligations(b)	138,000	—	138,000	—	—
Scheduled interest payments(c)	14,638	5,571	9,067	—	—
Operating lease (minimum rent)(d)	192,983	21,874	63,558	36,629	70,922
Total payments	$347,544	$28,183	$211,334	$36,887	$71,140

(a)	Estimated future payments attributable to our workers compensation reserve. Actual timing of payments may differ from the estimates above.
(b)	Our Revolving Credit Facility does not require principal payments on any outstanding balance until June 24, 2020.
(c)

The table above assumes an interest rate of 3-month LIBOR plus a spread of 1.75% on our Revolving Credit Facility plus annual administrative agent fees and fees incurred on the unused portion of the Revolving Credit Facility.

(d)

Future minimum lease payments attributable to all locations in Brazil contain annual escalations that are tied to the IGPM inflation index. These payments, which will be made in the functional currency of the country, have been estimated using the period-end currency exchange rate and exclude subsequent changes in the prevailing IGPM index rate. Future minimum lease payments attributable to one location in Mexico contain annual escalations that are tied to the US CPI-U index. These payments, which will be made in the functional currency of the country, have been estimated using the period-end currency exchange rate and the US CPI-U index rate existing at the time of the lease was executed.

Off-Balance Sheet Arrangements

We enter into standby letters of credit to secure certain of our obligations, including insurance programs and lease obligations. As of December 31, 2017, letters of credit and letters of guaranty totaling $5.7 million have been issued. Other than these standby letters of credit, we do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. In addition, we have not entered into any derivative contracts or synthetic leases.

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

We believe that the following critical accounting policies affect our more significant estimates and judgments used in the preparation of our consolidated financial statements and that the judgments and estimates are reasonable:

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

Beginning in the fourth quarter of Fiscal 2015, we engaged a third party actuary to assist us in estimating our liability for our workers’ compensation claims. We elected to accrue the estimated liability for workers’ compensation claims discounted based on the cash flow estimates provided by the actuary. Prior to the fourth quarter of Fiscal 2015 we did not discount the estimated liability for workers’ compensation claims. The discount on the estimated liability for workers’ compensation claims as of December 31, 2017 is approximately $0.2 million. We believe that applying a discount to the estimated future cash flows provided by the actuarial analysis results in a more accurate estimate of the liability. The estimated liability for all other self-insurance programs is not discounted. The estimated liability for workers’ compensation claims was $1.9 million as of December 31, 2017. The estimated liability for all other self-insurance programs was $0.4 million as of December 31, 2017.

Impairment of Long-Lived Assets

On a quarterly basis, or as circumstances warrant, we review long-lived assets to determine if triggering events have occurred which would require a test to determine if the carrying amount of the assets may not be recoverable based on estimated future cash flows. Assets are reviewed at the lowest level for which cash flows can be separately identified, which is at the individual restaurant level. In the absence of extraordinary events, restaurants are included in our impairment analysis after they have been opened for 36 months. An initial three-year operating plan is developed for each new location and we remain committed to that plan barring unforeseen circumstances.

During December 2017, the Company recognized a $4.2 million non-cash impairment charge related to the reduction in the carrying value of an underperforming restaurant in the US. The Company continues to evaluate the restaurant’s operating performance and its options. A closure of this restaurant could result in a material charge in the period in which the Company ceases operations.

Our restaurant in San Juan, Puerto Rico re-opened to the public in November 2017. Due to the extended closure, the San Juan location experienced operating losses during the third quarter and into the fourth quarter of Fiscal 2017. While we believe these losses are temporary, should indicators suggest a prolonged period of closure and continued losses, this reduction in cash flows could challenge the recovery of carrying value of the restaurants’ assets.

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

Intangible Assets

Indefinite-lived intangible assets are not amortized. We test our indefinite-lived intangibles for impairment annually during the fourth quarter, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. The estimated fair value is determined on the basis of discounted future cash flows. If the estimated fair value is less than the carrying amount of the indefinite-lived intangible asset, then an impairment charge is recorded to reduce the asset to its estimated fair value. Our indefinite-lived intangible assets relate to the assigned value of the Fogo de Chão trade name. Definite-lived intangible assets consist of non-compete agreements. The non-compete agreements are amortized over five years, which is the term of the agreements, and are measured for impairment when events or circumstances indicate the carrying value may be impaired in the same manner as long-lived assets. No impairments related to these intangible assets were recorded in any of the periods presented. The term of the non-compete agreements were completed during 2017.

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

Income Taxes

On December 22, 2017, the Tax Act was signed into law effective January 1, 2018. The Tax Act significantly revised the US tax code by, in part but not limited to: a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of US international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. Under Accounting Standards Codification 740, Income Taxes, the Company must recognize the effects of tax law changes in the period in which the new legislation is enacted.

We calculated an estimate of the impact of the Tax Act in its year-end income tax provision in accordance with our understanding of the Tax Act and guidance available as of the date of this filing. The provisional tax benefit recorded related to the re-measurement of certain deferred tax assets and liabilities, based on the rates at which they are expected to reverse in the future, was $15.0 million. The provisional tax expense related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings was $6.5 million.

The Tax Act provides for a one-time transition tax under section 965 on previously untaxed post-1986 foreign income of specified foreign corporations owned by US shareholders by deeming those earnings to be repatriated. Foreign earnings considered held in the form of cash and cash equivalents are taxed at an effective rate of 15.5%, and the remaining earnings are taxed at an effective rate of 8%, which includes a partial participation exemption. We recorded $6.5 million expense related to its one-time repatriation inclusion. As addressed below, this amount is presented as provisional while we continue to review the balance of foreign earnings required to be included under section 965(a).

We have historically not utilized a foreign tax credit, instead opting to deduct all foreign taxes paid. In Fiscal 2017, we elected to calculate and utilize a foreign tax credit. We recorded a $2.1 million benefit related to foreign tax credits which includes a credit benefit of $3.3 million net of the $1.1 million Section 78 gross up expense. As addressed below, this amount is presented as provisional while we continue to review its foreign tax pool balance and attributes relevant to the section 904 foreign tax credit limitation.

The Tax Act provides for 100% bonus depreciation for eligible property placed in service after September 27, 2017, and before 2023. The Tax Act allows a Company to make an election for the 2017 tax year to apply 50% bonus depreciation rather than 100% bonus depreciation on eligible property. At this time, we plan to elect the 50% bonus depreciation. As addressed below, this amount is presented as provisional while we continue to review the impact of 100% bonus depreciation on its foreign tax credit utilization.

On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. Pursuant to SAB 118, we are presenting the adjustments to deferred tax assets and liabilities, the liability related to the transition tax, and foreign tax credits as provisional amounts based on information available as of December 31, 2017. As further regulatory guidance is issued by the applicable taxing authorities and as accounting treatment is clarified, additional work may be necessary to ensure earnings as required by the calculations are properly determined. As we perform additional analysis on the application of the law, and as we refine our estimates in calculating the effect, our final analysis may be different from current provisional amounts. Any changes to the provisional amounts will be recognized in the period completed which could materially affect our tax obligations and effective tax rate. Additionally, as a result of the Tax Act, we have not completed our evaluation of its indefinite reinvestment assertion with regard to foreign earnings under ASC 740-30. As a result, deferred tax liabilities may be increased or decreased during the period allowed under SAB 118.

The effects of other provisions of the Tax Act are not expected to have a material impact on our Fiscal 2017 consolidated financial statements. Other provisions of the Tax Act may impact us in Fiscal 2018. These include the new section 951A Global Intangible Low-Taxed Income (“GILTI”) anti-deferral rules and the section 245A deduction for certain dividends received from foreign corporations. We have not completed its analysis of the effect of these provisions, hence no estimate can currently be made and no provisional amounts were recorded in the financial statements for the impact of these provisions of the Tax Act. Based on the current interpretation, we may choose a method as an accounting policy to record deferred taxes in relation to the GILTI provisions or to record the tax in the period in which it occurs. Pursuant to SAB 118, we have not elected an accounting policy for the effect of the GILTI tax law provisions.

Recently Issued Accounting Standards

Recently issued accounting standards not included below are not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In April 2016, the FASB issued ASU 2016-10, an amendment to ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 provides a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services and expands related disclosure requirements. ASU 2016-10 clarifies ASU 2014-09 to address the potential for diversity in practice at the adoption. ASUs 2016-10 and 2014-09 are effective for annual and interim reporting periods beginning after December 15, 2017, and early application is permitted.

The majority of our revenues are from food and beverage sales at our restaurants. ASU 2014-09 will not have an impact on revenue recognition related to food and beverage sales. ASU 2014-09 requires gift card breakage to be recognized as revenue in proportion to the pattern of gift card redemptions exercised by our customers. Currently, the Company records breakage income within other revenue.

The new guidance may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect adjustment to opening retained earnings as of the date of adoption (modified retrospective approach). We have elected the modified retrospective adoption method and plan to adopt this guidance in the first quarter of fiscal 2018. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements. The Company has evaluated the impact of adoption on the recognition of license fee and other income related to the Company’s joint ventures and does not believe the adoption will have a material impact on our consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). This guidance requires the recognition of most leases on the balance sheet to give investors, lenders, and other financial statement users a more comprehensive view of a company’s long-term financial obligations as well as the assets it owns versus leases. ASU 2016-02 will be effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Currently, all of our restaurant and our restaurant support center leases are accounted for as operating leases, and therefore are not recorded within our balance sheet. We expect this adoption will result in a material increase in the assets and liabilities on our consolidated balance sheets, but will likely have an insignificant impact on our consolidated statements of earnings. In preparation for the adoption of the guidance, we are implementing controls and key system changes to enable the preparation of financial information.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which clarifies and provides specific guidance on eight cash flow classification issues that are not currently addressed by current GAAP. ASU 2016-15 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2017, and early adoption is permitted. The Company will adopt ASU 2016-15 effective Fiscal 2018. Upon adoption there will be no impact on the Company’s consolidated statement of cash flows.

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

Foreign Currency Exchange Risk

The reporting currency for our consolidated financial statements is the US dollar. However, during Fiscal 2017, Fiscal 2016 and Fiscal 2015, we generated 13.4%, 14.8% and 16.4%, respectively, of our revenue in Brazil. The revenue and expenses of our Brazilian subsidiaries is translated at the then average exchange rates and as a result our consolidated financial statements are impacted by fluctuations in the foreign currency exchange rates. The Real depreciated 14.3% against the US dollar during Fiscal 2014 and depreciated further by 48.5% during Fiscal 2015. The Real strengthened in relation to the US dollar 17.3% during Fiscal 2016 and then slightly depreciated again by 1.2% against the US dollar during Fiscal 2017. As a result, we have experienced significant foreign currency impact due to fluctuations of the Brazilian Real relative to the US dollar and may be impacted materially for the foreseeable future. We anticipate foreign currency to stabilize throughout Fiscal 2018 with respect to the Brazilian reais. Any hypothetical loss in revenue could be partially or completely offset by lower food and beverage costs and lower selling, general and administrative costs that are generated in Brazilian reais. A 10% appreciation in the relative value of the US dollar compared to the Brazilian Real would have resulted in lost income from operations of approximately $0.6 million and $0.7 million for Fiscal 2017 and for Fiscal 2016, respectively. To the extent the ratio between our revenue generated in Brazilian reais increases as compared to our expenses generated in Brazilian reais, we expect that our results of operations will be further impacted by changes in exchange rates. We do not currently hedge foreign currency fluctuations. However, in the future, in an effort to mitigate losses associated with these risks, we may at times enter into derivative financial instruments, although we have not historically done so. These may take the form of forward sales contracts and option contracts. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.

Interest Rate Risk

We are exposed to market risk from changes in interest rates on our debt, which bears interest at variable rates and is a function of our Total Rent Adjusted Leverage Ratio as defined in the 2015 Credit Facility agreement. As of December 31, 2017, we had total aggregate principal amount of outstanding borrowings of $138.0 million. A 1.00% increase in the effective interest rate applied to these borrowings would result in an interest expense increase of $1.4 million on an annualized basis. We manage our interest rate risk through normal operating and financing activities and, when determined appropriate, through the use of derivative financial instruments.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Our management establishes and maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. We evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017, with the participation of our CEO and CFO, as well as other key members of our management. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2017.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). This evaluation was carried out under the supervision, and with the participation, of our management, including our CEO and CFO. Based on this assessment, management concluded that, as of December 31, 2017, the Company’s internal control over financial reporting was effective.

This Annual Report on Form 10-K for the fiscal year ended December 31, 2017 does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Pursuant to general instruction G to Form 10-K, we incorporate by reference into this item the information to be disclosed in our definitive proxy statement for our 2018 Annual Meeting of Stockholders.

Item 11. Executive Compensation.

Pursuant to general instruction G to Form 10-K, we incorporate by reference into this item the information to be disclosed in our definitive proxy statement for our 2018 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflect in column (a)) (c)
Equity compensation plans approved by security holders	2,182,230	$9.95	1,260,585
Equity compensation plans not approved by security holders	—	—	—

Pursuant to general instruction G to Form 10-K, we incorporate by reference into this item the information to be disclosed in our definitive proxy statement for our 2018 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Pursuant to general instruction G to Form 10-K, we incorporate by reference into this item the information to be disclosed in our definitive proxy statement for our 2018 Annual Meeting of Stockholders.

Item 14. Principal Accounting Fees and Services.

Pursuant to general instruction G to Form 10-K, we incorporate by reference into this item the information to be disclosed in our definitive proxy statement for our 2018 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	Financial Statements

Refer to Index to Financial Statements appearing on page F-1.

(b)	Financial Statement Schedules

No financial statement schedules are provided because the information called for is not required or is shown in the financial statements or the notes thereto.

(c)	Exhibits

The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report.

Exhibit Index

Exhibit Number	Description	Filings Referenced for Incorporation by Reference
1.1	Agreement and Plan of Merger, among Fogo de Chão, Inc., Prime Cut Intermediate Holdings, Inc. and Prime Cut Merger Sub Inc., dated as of February 20, 2018	Exhibit 1.1 of the Company’s Current Report on Form 8-K filed February 20, 2018
3.1	Amended and Restated Certificate of Incorporation of Fogo de Chão, Inc.	Exhibit 3.1 of the Company’s Current Report on Form 8-K filed June 30, 2015
3.2	Amended and Restated Bylaws of Fogo de Chão, Inc.	Exhibit 3.2 of the Company’s Current Report on Form 8-K filed June 30, 2015
3.3	Amendment to the Bylaws of Fogo de Chão, Inc.	Exhibit 2.1 of the Company’s Current Report on Form 8-K filed February 20, 2018
4.1	Amended and Restated Registration Rights Agreement among Fogo de Chão, Inc., the THL Investors, the Management Stockholders and the Other Investors named therein	Exhibit 4.1 of the Company’s Amendment No. 2 to Form S-1 filed June 8, 2015
10.1#	Brasa (Parent) Inc. 2012 Omnibus Equity Incentive Plan	Exhibit 10.1 of the Company’s Registration Statement on Form S-1 filed April 20, 2015
10.2#	Fogo de Chão, Inc. 2015 Omnibus Incentive Plan	Exhibit 10.2 of the Company’s Amendment No. 3 to Form S-1 filed June 15, 2015
10.3#	Form of Nonqualified Stock Option Award Agreement under the Brasa (Parent) Inc. 2012 Omnibus Equity Incentive Plan	Exhibit 10.3 of the Company’s Registration Statement on Form S-1 filed April 20, 2015
10.4#	Form of Notice of Restricted Stock Issuance under the Brasa (Parent) Inc. 2012 Omnibus Equity Incentive Plan	Exhibit 10.4 of the Company’s Registration Statement on Form S-1 filed April 20, 2015
10.5#	Form of Restricted Stock Agreement under the Brasa (Parent) Inc. 2012 Omnibus Equity Incentive Plan	Exhibit 10.5 of the Company’s Registration Statement on Form S-1 filed April 20, 2015
10.6#	Form of Nonqualified Stock Option Award Agreement under the Fogo de Chão, Inc. 2015 Omnibus Incentive Plan	Exhibit 10.14 of the Company’s Amendment No. 2 to Form S-1 filed June 8, 2015
10.7#	Form of Fogo 2015 Plan Restricted Stock Award Notice and Agreement	Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed August 9, 2017
10.8#	Form of Fogo 2015 Plan Restricted Stock Award Notice and Agreement (2017 Grant -Time Vesting)	Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed November 8, 2017
10.9#	Form of Performance-Based Restricted Stock Award Agreement under the 2015 Omnibus Incentive Plan	Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 7, 2017
10.10#	Fogo de Chão, Inc. Management Incentive Plan	Exhibit 10.15 of the Company’s Amendment No. 3 to Form S-1 filed June 15, 2015
10.11#	Fogo de Chão (Holdings), Inc. Deferred Compensation Plan	Exhibit 10.1 of the Company’s Current Report on Form 8-K filed July 7, 2016.
10.12#	Form of Indemnification Agreement between Fogo de Chão, Inc. and its directors and certain officers	Exhibit 10.12 of the Company’s Amendment No. 2 to Form S-1 filed June 8, 2015
10.13#	Form of Change of Control Agreement	Exhibit 10.2 of the Company’s Current Report on Form 8-K filed December 7, 2017
10.14#	Amended and Restated Employment Agreement with Lawrence J. Johnson dated as of July 20, 2012	Exhibit 10.6 of the Company’s Amendment No. 1 to Form S-1 filed May 27, 2015
10.15#	Employment Agreement with George Barry McGowan dated as of July 15, 2013	Exhibit 10.14 of the Company's Annual Report on Form 10-K filed March 30, 2016
10.16#	Employment Agreement with Selma Oliveira dated as of July 11, 2014	Exhibit 10.14 of the Company’s Registration Statement on Form S-1 filed April 20, 2015
10.17	Director Securities Purchase Agreement by and between Fogo de Chão, Inc. and Gerald W. Deitchle dated February 6, 2015	Exhibit 10.16 of the Company’s Amendment No. 2 to Form S-1 filed June 8, 2015
10.18	Director Securities Purchase Agreement by and between Fogo de Chão, Inc. and Neil Moses dated February 6, 2015	Exhibit 10.17 of the Company’s Amendment No. 2 to Form S-1 filed June 8, 2015

10.19	Director Securities Purchase Agreement by and between Fogo de Chão, Inc. and Douglas R. Pendergast dated February 6, 2015	Exhibit 10.18 of the Company’s Amendment No. 2 to Form S-1 filed June 8, 2015
10.20

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

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on March 8, 2018.

FOGO DE CHAO, INC.

By:	/s/ Lawrence J. Johnson
Lawrence J. Johnson
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Lawrence J. Johnson	Director and Chief Executive Officer	March 8, 2018
Lawrence J. Johnson	(Principal Executive Officer)

/s/ Anthony D. Laday	Chief Financial Officer	March 8, 2018
Anthony D. Laday	(Principal Financial Officer)

/s/ Stacy A. Murray	Vice President Accounting and Controller	March 8, 2018
Stacy A. Murray	(Principal Accounting Officer)

/s/ George Barry McGowan	President	March 8, 2018
George Barry McGowan

/s/ Todd M. Abbrecht	Director	March 8, 2018
Todd M. Abbrecht

/s/ Gerald W. Deitchle	Director	March 8, 2018
Gerald W. Deitchle

/s/ Douglas A. Haber	Director	March 8, 2018
Douglas A. Haber

/s/ Neil Moses	Director	March 8, 2018
Neil Moses

/s/ Douglas R. Pendergast	Director	March 8, 2018
Douglas R. Pendergast

/s/ Jeff T. Swenson	Director	March 8, 2018
Jeff T. Swenson

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Fogo de Chão, Inc. and Subsidiaries:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Fogo de Chão, Inc. and Subsidiaries as of December 31, 2017 and January 1, 2017, and the related consolidated statements of operations and comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and January 1, 2017, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas

March 8, 2018

We have served as the Company's auditor since 2006.

Fogo de Chão, Inc.

Consolidated Balance Sheets

(in thousands, except share and par value amounts)

	December 31,	January 1,
	2017	2017
Assets
Current assets:
Cash and cash equivalents	$38,342	$31,275
Accounts receivable	10,646	10,082
Other receivables	1,829	1,460
Inventories	5,017	4,647
Prepaid expenses and other current assets	4,331	3,763
Total current assets	60,165	51,227
Property and equipment, net	173,545	158,850
Prepaid rent	637	772
Goodwill	208,291	211,150
Intangible assets, net	95,581	95,951
Liquor licenses	1,267	1,184
Other assets	3,035	2,917
Deferred tax assets	92	344
Total assets(a)	$542,613	$522,395
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$35,628	$29,457
Deferred revenue	7,387	6,344
Total current liabilities	43,015	35,801
Deferred rent	24,292	19,781
Long-term debt, less current portion	138,000	150,000
Other noncurrent liabilities	2,288	2,116
Deferred taxes	14,244	21,838
Total liabilities(a)	221,839	229,536
Commitments and contingencies (Note 15)
Equity:
Fogo de Chão, Inc. shareholders' equity:
Preferred stock, $0.01 par value, 15,000,000 shares authorized, no shares issued and outstanding as of December 31, 2017 and January 1, 2017, respectively	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 28,254,732 and 28,211,586 shares issued and outstanding as of December 31, 2017 and January 1, 2017, respectively	282	282
Additional paid-in capital	276,021	275,237
Accumulated earnings	88,677	59,888
Accumulated other comprehensive loss	(45,971)	(44,763)
Total Fogo de Chão, Inc. shareholders' equity	319,009	290,644
Noncontrolling interests	1,765	2,215
Total equity	320,774	292,859
Total liabilities and equity	$542,613	$522,395

(a)

Consolidated assets as of December 31, 2017 and January 1, 2017 include total assets of $2,652 and $2,991, respectively, attributable to joint venture that can only be used to settle the obligations of the joint venture. Consolidated liabilities as of December 31, 2017 and January 1, 2017 include total liabilities of $465 and $403 attributable to the consolidated joint venture. See Note 5.

The accompanying notes are an integral part of these consolidated financial statements.

Fogo de Chão, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except share and per share amounts)

	Fiscal Year Ended
	December 31,	January 1,	January 3,
	2017	2017	2016
Revenues:
Revenue restaurant sales	$313,967	$288,134	$271,498
Other revenue	392	162	136
Total revenues	314,359	288,296	271,634
Restaurant operating costs:
Food and beverage costs	89,664	82,145	80,062
Compensation and benefit costs	75,173	66,376	60,224
Occupancy and other operating expenses (excluding depreciation and amortization)	61,320	54,001	46,153
Total restaurant operating costs	226,157	202,522	186,439
Marketing and advertising costs	8,069	7,132	6,618
General and administrative costs	23,321	20,576	32,566
Pre-opening costs	3,773	3,580	4,858
Loss on extinguishment of debt	—	—	5,991
Non-cash impairment charges	4,188	320	—
Depreciation and amortization	19,037	15,729	12,471
Other operating (income) expense, net	330	21	(291)
Total costs and expenses	284,875	249,880	248,652
Income from operations	29,484	38,416	22,982
Other income (expense):
Interest expense, net of capitalized interest	(4,984)	(4,387)	(9,975)
Interest income	2,386	2,208	856
Other income (expense), net	49	(18)	(34)
Total other income (expense), net	(2,549)	(2,197)	(9,153)
Income before income taxes	26,935	36,219	13,829
Income tax expense (benefit)	(1,470)	11,957	(14,168)
Net income	28,405	24,262	27,997
Less: Net income (loss) attributable to noncontrolling interest	(384)	(175)	132
Net income attributable to Fogo de Chão, Inc.	$28,789	$24,437	$27,865
Net income	$28,405	$24,262	$27,997
Other comprehensive income (loss):
Currency translation adjustment	(1,065)	14,261	(29,888)
Total other comprehensive income (loss)	$(1,065)	$14,261	$(29,888)
Comprehensive income	27,340	38,523	(1,891)
Less: Comprehensive loss attributable to noncontrolling interest	(241)	(616)	(11)
Comprehensive income (loss) attributable to Fogo de Chão, Inc.	$27,581	$39,139	$(1,880)
Earnings per common share attributable to Fogo de Chão, Inc.:
Basic	$1.02	$0.87	$1.09
Diluted	$1.00	$0.85	$1.06
Weighted average common shares outstanding:
Basic	28,227,747	28,119,196	25,519,312
Diluted	28,802,819	28,822,616	26,324,115

The accompanying notes are an integral part of these consolidated financial statements.

Fogo de Chão, Inc.

Consolidated Statement of Shareholders’ Equity

(in thousands, except share amounts)

			Additional		Accumulated Other	Fogo de Chão, Inc.
	Common Stock		Paid-In	Accumulated	Comprehensive	Shareholders'	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Loss	Equity	Interests	Equity
December 28, 2014	22,813,378	$228	$175,987	$7,586	$(29,720)	$154,081	$1,378	$155,459
Net income	—	—	—	27,865	—	27,865	132	27,997
Restricted shares vested	154,684	2	(2)	—	—	—	—	—
Issuance of common stock	27,876	—	301	—	—	301	—	301
Issuance of common stock in connection with IPO, net of transaction costs	5,073,528	51	91,266	—	—	91,317	—	91,317
Share-based compensation	—	—	6,792	—	—	6,792	—	6,792
Currency translation adjustment	—	—	—	—	(29,745)	(29,745)	(143)	(29,888)
Contributions from noncontrolling interests	—	—	—	—	—	—	1,270	1,270
Distributions to noncontrolling interests	—	—	—	—	—	—	(694)	(694)
January 3, 2016	28,069,466	$281	$274,344	$35,451	$(59,465)	$250,611	$1,943	$252,554
Net income (loss)	—	—	—	24,437	—	24,437	(175)	24,262
Restricted shares vested	129,697	1	—	—	—	1	—	1
Stock option exercise	12,423	—	101	—	—	101	—	101
Share-based compensation	—	—	792	—	—	792	—	792
Currency translation adjustment	—	—	—	—	14,702	14,702	(441)	14,261
Contributions from noncontrolling interests	—	—	—	—	—	—	1,825	1,825
Distributions to noncontrolling interests	—	—	—	—	—	—	(937)	(937)
January 1, 2017	28,211,586	$282	$275,237	$59,888	$(44,763)	$290,644	$2,215	$292,859
Net income	—	—	—	28,789	—	28,789	(384)	28,405
Restricted shares vested	22,779	—	—	—	—	—	—	—
Stock option exercise	20,367	—	219	—	—	219	—	219
Share-based compensation	—	—	565	—	—	565	—	565
Currency translation adjustment	—	—	—	—	(1,208)	(1,208)	143	(1,065)
Contributions from noncontrolling interests	—	—	—	—	—	—	14	14
Distributions to noncontrolling interests	—	—	—	—	—	—	(223)	(223)
December 31, 2017	28,254,732	$282	$276,021	$88,677	$(45,971)	$319,009	$1,765	$320,774

The accompanying notes are an integral part of these consolidated financial statements.

Fogo de Chão, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal Year Ended
	December 31,	January 1,	January 3,
	2017	2017	2016
Cash flows from operating activities:
Net income	$28,405	$24,262	$27,997
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation of property and equipment	18,879	15,463	12,201
Amortization of definite-lived intangibles	158	266	270
Amortization of favorable/unfavorable leases	(165)	(188)	(185)
Amortization of debt issuance costs	577	577	452
Amortization of original issue discount	—	—	549
Loss on extinguishment of debt	—	—	5,991
Deferred income taxes	(4,939)	8,801	(16,305)
Share-based compensation expense	565	792	6,792
Net (gain) loss on disposal of property and equipment	366	205	55
Non-cash impairment charges	4,188	320	—
Changes in operating assets and liabilities:
Accounts and other receivables	(976)	2,492	(4,007)
Prepaid expenses and other assets	(715)	(1,449)	124
Inventories	(379)	201	123
Accounts payable and accrued expenses	3,441	916	(803)
Income taxes payable, net of receivables/prepayments	191	267	22
Accrued interest	7	(28)	(3,525)
Deferred revenue	1,044	1,120	406
Deferred rent and tenant allowance	4,794	2,076	7,204
Net cash flows provided by operating activities	55,441	56,093	37,361
Cash flows from investing activities:
Purchase liquor licenses	(83)	(442)	(251)
Capital expenditures	(35,866)	(37,911)	(35,172)
Proceeds from sale of assets	80	—	—
Net cash flows used in investing activities	(35,869)	(38,353)	(35,423)
Cash flows from financing activities:
Borrowings, 2015 Credit Facility	—	—	165,000
Repayments, 2015 Credit Facility	(12,000)	(15,000)	—
Repayments on term loans, 2012 Credit Facility	—	—	(3,349)
Payoff on term loans, 2012 Credit Facility	—	—	(245,085)
Pre-payment premium and fees, payoff 2012 Credit Facility	—	—	(326)
Debt issuance costs	—	—	(2,884)
Proceeds from issuance of common stock	—	—	301
Proceeds from issuance of common stock in initial public offering, net of underwriter fees	—	—	94,368
Payment of initial public offering costs	—	—	(2,767)
Proceeds from stock option exercises	219	101	—
Contributions from noncontrolling interest	14	1,825	1,270
Distributions to noncontrolling interest	(223)	(937)	(694)
Net cash flows (used in) provided by financing activities	(11,990)	(14,011)	5,834
Effect of foreign exchange rates on cash and cash equivalents	(515)	2,627	(2,240)
Net increase in cash and cash equivalents	7,067	6,356	5,532
Cash and cash equivalents at beginning of period	31,275	24,919	19,387

Cash and cash equivalents at end of period	$38,342	$31,275	$24,919
Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest paid, net of amounts capitalized	$4,403	$3,785	$12,393
Income taxes, net of refunds	$2,939	$2,895	$1,833
Non-cash activities:
Capital expenditures included in accounts payable and accrued expenses	$7,103	$4,807	$5,989

The accompanying notes are an integral part of these consolidated financial statements.

Fogo de Chão, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

1. Description of Business

Fogo de Chão, Inc. and subsidiaries (the “Company”) operates upscale Brazilian churrascaria steakhouses under the brand of Fogo de Chão. As of December 31, 2017, the Company operated, through its subsidiaries, 38 restaurants in the United States (including one restaurant in the US Territory of Puerto Rico), nine restaurants in Brazil, two joint venture restaurants in Mexico and one joint venture restaurant in the Middle East.

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

2. Basis of Presentation

Merger Agreement with Rhône

On February 20, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) among Prime Cut Intermediate Holdings Inc., a Delaware corporation (“Parent”) and an investment entity affiliated with Rhône Capital V L.P. (“Rhône”) and Prime Cut Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Subsidiary”), pursuant to which, among other things and subject to the satisfaction or waiver of specified conditions, Merger Subsidiary will merge with and into the Company, which will survive as a wholly owned subsidiary of Parent. Parent will finance the Merger with a combination of debt and equity financing.

At the effective time of the Merger,

•

each share of the Company’s common stock issued and outstanding immediately prior to the Effective Time (other than dissenting shares) will be converted into the right to receive $15.75 in cash, without interest;

•

each Company outstanding stock option will be cancelled, with the holder of such stock option becoming entitled to receive an amount in cash equal to (i) the excess, if any, of (a) $15.75 minus (b) the exercise price per share of common stock subject to such stock option, multiplied by (ii) the number of shares of common stock subject to such stock option; and

•

the restrictions on each Company outstanding restricted stock will lapse, with the holder of such performance-based restricted stock becoming entitled to receive an amount in cash equal to (i) $15.75 multiplied by (ii) the number of shares of common stock subject to such restricted stock.

Following execution of the Merger Agreement, certain affiliates and co-investors of Thomas H. Lee Partners, L.P. and certain directors and executive officers of the Company, who collectively hold approximately 61.56% of the voting power of the outstanding common stock of the Company, executed and delivered to the Company a written consent adopting the Merger Agreement. The Merger cannot be consummated until the passing of 20 calendar days from the date on which the Company mails to the Company’s stockholders an information statement describing the Merger Agreement, the Merger and the other transactions contemplated by the Merger Agreement on Schedule 14C under the Securities Exchange Act of 1934, as amended. Following delivery of the written consent, pursuant to the terms of the Merger Agreement, the Company may not engage in any further discussions or solicitations regarding the potential acquisition of the Company by any third party, and the Company has no ability to terminate the Merger Agreement in order to enter into an alternative transaction.

The completion of the Merger is subject to customary conditions, including, without limitation, (1) the absence of any restraining order, preliminary or permanent injunction or other court order or other legal restraint or prohibition preventing the consummation of the Merger, (2) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (3) subject to certain qualifications, the accuracy of representations and warranties of the

Company, Parent and Merger Subsidiary, and (4) the performance in all material respects of the obligations of the Company, Parent and Merger Subsidiary, respectively. The Merger is not subject to a financing condition. Completion of the Merger is expected early in the second fiscal quarter of 2018.

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

Accounting Year

The Company uses a 52/53 week fiscal year convention whereby its fiscal year ends each year on the Sunday that is closest to December 31 of that year. Each fiscal year generally is comprised of four 13-week fiscal quarters, although in the years with 53 weeks the fourth quarter represents a 14-week period. References to Fiscal 2017 relate to the Company’s 52-week fiscal year ended December 31, 2017. References to Fiscal 2016 relate to the Company’s 52-week fiscal year ended January 1, 2017. References to Fiscal 2015 relate to the Company’s 53-week fiscal year ended January 3, 2016.

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

Inventories

Inventories consists of food and beverages and are recorded at the lower of cost or net realizable value. Cost is determined by the first-in first-out method. Any unusable or spoiled inventory is written off when identified.

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

Capitalized Interest

Direct and certain related indirect costs of construction, including interest, are capitalized in conjunction with construction and development projects. These costs are included in property and equipment and are amortized over the life of the related building and leasehold interest. The Company capitalized $143, $107 and $123 of interest during Fiscal 2017, Fiscal 2016 and Fiscal 2015, respectively.

Debt Issuance Costs

Debt issuance costs are amortized to interest expense over the term of the debt using the effective interest method for term debt and the straight-line method for revolving debt over the terms of the related instruments. In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which changes the presentation of debt issuance costs in financial statements, requiring an entity to present such costs in the balance sheet as a direct deduction from the carrying amount of long-term debt, consistent with debt discounts or premiums. In August 2015, the FASB issued ASU 2015-15, which clarifies the treatment of debt issuance costs attributable to line-of-credit arrangements after the adoption of ASU 2015-03. In particular, ASU 2015-15 clarifies that the SEC staff would not object to an entity deferring and presenting debt issuance costs related to a line-of-credit arrangement as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of such arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-03 and ASU 2015-15 are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company adopted ASU 2015-03 and ASU 2015-15 as of April 3, 2016. The Company’s financial statement presentation was consistent with the guidance in ASU 2015-15. As a result, there was no impact to the Company’s consolidated balance sheet upon adoption. Unamortized debt issuance costs as of December 31, 2017 and January 1, 2017, which are attributable to the Company’s 2015 Credit Facility (revolving line-of-credit), are included in other assets (noncurrent) in the consolidated balance sheet.

Impairment of Long-Lived Assets

The Company reviews property and equipment and definite-lived intangible assets for impairment when events or circumstances indicate these assets may not be recoverable. Factors considered include, significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the overall business and significant negative industry or economic trends. The recoverability is assessed by comparing the carrying value of the asset to the undiscounted cash flows expected to be generated by the asset. If impairment exists, the amount of impairment is measured as the excess of the carrying amount over the estimated fair value, as determined by each location’s projected future discounted cash flows. This assessment process requires the use of estimates and assumptions regarding future cash flows and estimated useful lives, which are subject to a significant degree of judgment. If these assumptions change in the future, the Company may be required to record impairment charges for these assets. During Fiscal 2017, the Company recognized a $4,188 non-cash impairment charge related to the reduction in the carrying value of an underperforming restaurant in the United States. The Company continues to evaluate the restaurant’s operating performance and its options. A closure of this restaurant could result in a material charge in the period in which the Company ceases operations. During Fiscal 2016, the Company recognized a $320 non-cash impairment charge related to the reduction in the carrying value of an underperforming restaurant in Brazil. The lease for this underperforming restaurant in Brazil expired in September 2017 and was not renewed. The Company did not record any impairment related to long-lived assets in any of the other periods presented.

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

As of December 31, 2017 and January 1, 2017, the fair value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and other current liabilities approximated their carrying value due to their short-term nature. The carrying amounts of the long-term debt approximate fair value as interest rates vary with the market interest rates and negotiated terms and conditions are consistent with current market terms (Level 2).

Revenue

Revenue from restaurant sales is recognized when food and beverage products are sold and is presented net of employee meals and complimentary meals. Proceeds from the sale of gift cards that do not have expiration dates are recorded as deferred revenue at the time of the sale and recognized as revenue when the gift card is redeemed by the holder. The portion of gift cards sold which are never redeemed is commonly referred to as gift card breakage. The Company recognizes gift card breakage revenue for gift cards when the likelihood of redemption becomes remote and the Company determines there is no legal obligation to remit the value of the unredeemed gift cards to governmental agencies. The Company estimates the gift card breakage rate based upon the pattern of historical redemptions. The Company recognized $164, $162 and $136 in gift card breakage revenue during Fiscal 2017, Fiscal 2016 and Fiscal 2015, respectively.

During the fourth quarter of Fiscal 2015, the Company began selling gift cards through a non-related third party. Proceeds from the sale of gift cards that do not have expiration dates are recorded as deferred revenue at the time of the sale and recognized as revenue when the gift card is redeemed by the holder. Commissions related to gift cards sold by third parties are initially deferred and subsequently recognized in earnings as a component of other restaurant operating expense, in the same pattern as the revenue related to the gift card is recognized. Deferred costs are included in prepaid expenses and other current assets in the consolidated balance sheet. The amount of deferred costs at December 31, 2017 and at January 1, 2017, attributable to gift cards sold by third parties, was immaterial.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were approximately $8,013, $7,084 and $6,685 for Fiscal 2017, Fiscal 2016 and Fiscal 2015, respectively.

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

Insurance Reserves

The Company is self-insured for certain losses related to workers’ compensation claims and Company-sponsored employee health insurance programs. The Company estimates the accrued liabilities for all self-insurance programs at the end of each reporting period. The Company engages a third party actuary to assist management with estimating its liability for its workers’ compensation claims based on discounted cash flows. The liability calculated based on discounted cash flow estimates was $1,923 and $1,747 as of December 31, 2017 and January 1, 2017, respectively, compared to an undiscounted liability of approximately $2,100 and $1,900, respectively. The estimated current portion of the accrued liability attributable to workers’ compensation is $707 and $649 as of December 31, 2017 and January 1, 2017, respectively, and is included in accounts payable and accrued expenses in the consolidated balance sheet. The estimated non-current portion is included in other non-current liabilities. The estimated liability for all other self-insurance programs is not discounted and is based on a number of assumptions and factors, including historical trends and actuarial assumptions. The accrued liability attributable to these other self-insurance programs is $383 and $347 as of December 31, 2017 and January 1, 2017, respectively, and is included in accounts payable and accrued expenses in the consolidated balance sheets.

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

On December 22, 2017, new tax reform legislation, commonly referred to as the Tax Cuts and Jobs Act (“Tax Act” or “TCJA”) was signed into law effective January 1, 2018. In the fourth quarter of Fiscal 2017, the Company recorded a provision to income taxes for its preliminary assessment of the impact of the Tax Act. Pursuant to Staff Accounting Bulletin No. 118 (“SAB 118”), the Company recorded provisional amounts related to estimated calculations based on information available as of December 31, 2017. As further regulatory guidance is issued by the applicable taxing authorities, as accounting treatment is clarified, as the Company performs additional analysis on the application of the law, and as the Company refines its estimates in calculating the effect, the Company’s final analysis may be different from current provisional amounts. Any changes to the provisional amounts will be recognized in the period completed which could materially affect the Company’s tax obligations and effective tax rate. Furthermore, there may be certain aspects of the Tax Act that will require the Company to adopt a new accounting policy, such as the section 951A GILTI tax provisions. The Company has not completed an analysis of the effect of these provisions and, therefore, has not elected an accounting policy for the effect of these provisions.

The Company had historically provided deferred taxes under ASC 740-30-25, formerly APB 23, for the presumed repatriation to the United States of earnings from the Company’s Brazilian subsidiaries. In June 2015, the Company asserted that the outside basis difference, including undistributed earnings of its Brazilian subsidiaries would be indefinitely reinvested in operations outside the United States. This was primarily driven by a reduction in debt service costs on a go-forward basis as a result of the IPO. The assertion was supported by future US cash projections and the Company’s intent to continue using foreign-generated cash to invest in foreign restaurants. As a result of the Tax Act, the Company’s outside basis difference in the foreign subsidiaries has changed. The Company is in the process of measuring the deferred tax liability that would be recorded were the Company to change its indefinite reinvestment assertion. As this analysis is incomplete, the Company is not currently able to provide a reasonable estimate for a deferred tax liability. Pursuant to SAB 118, the Company will continue to apply ASC 740 based on the provisions of the tax law in effect immediately prior to the enactment of the Tax Act, including the historical indefinite reinvestment assertion with respect to the outside basis differences.

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

In December 2017, the Company issued restricted stock designated as performance awards to the Company’s executive officers and certain senior management. These performance-based restricted shares were granted pursuant to the Company’s 2015 Omnibus Incentive Plan. The determination of the number of performance-based restricted shares that each individual may receive is subject to, and calculated by reference to, the achievement by the Company of goals measured by a range of targeted financial performance, as defined, and the individual’s continued employment through the end of the measurement period. The fair value of these performance awards is based on the fair value of the award on the date of grant. Compensation expense attributable to performance awards is recognized using the straight-line method. The amount of compensation expense recognized is based upon the estimated number of performance awards expected to be earned. This estimate is reassessed at each reporting period with an adjustment to the total amount of compensation expense to be recognized accordingly.

For liability-classified awards, compensation expense is recognized over the period during which services are rendered by the employee until completed. At the end of each financial reporting period prior to completion of the service, the fair value of these awards is re-measured using the then-current fair value of the Company’s common stock and updated assumption inputs in the Black-Scholes option-pricing model. The Company did not have any liability-classified awards outstanding as of December 31, 2017 or January 1, 2017.

The Company classifies share-based compensation expense in its consolidated statement of operations and comprehensive income (loss) in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified.

In March 2016, the FASB issued ASU 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 requires among other things that all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) to be recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity also should recognize excess tax benefits, and assess the need for a valuation allowance, regardless of whether the benefit reduces taxes payable in the current period. The ASU also requires excess tax benefits to be classified along with other income tax cash flows as an operating activity in the statement of cash flows. Additionally, the new guidance provides an accounting policy election to account for forfeitures as they occur. The Company adopted ASU 2016-09 during the first quarter of Fiscal 2016 and elected to change its accounting policy to account for forfeitures as they occur as provided under ASU 2016-09. The adoption of this guidance did not a have material impact on the Company’s consolidated financial statements.

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

In December 2017, the Company issued restricted stock designated as performance awards to the Company’s executive officers and certain senior management. The determination of the number of performance-based restricted shares that each individual may receive is subject to, and calculated by reference to, the achievement by the Company of goals measured by a range of targeted financial performance, as defined, and the individual’s continued employment through the end of the measurement period. Shares whose issuance is contingent upon the satisfaction of certain conditions are considered outstanding and included in the computation of diluted earnings (loss) per share if all necessary conditions have been satisfied by the end of the period assuming the end of the reporting period was also the end of the contingency period (the events have occurred).

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” The core principle of the standard is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU will replace most existing revenue recognition guidance in GAAP. New qualitative and quantitative disclosure requirements aim to enable financial statement users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This ASU permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," which defers the effective date of ASU 2014-09 by one-year for all entities. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. Additionally, in March 2016, the FASB issued ASU 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)," in April 2016, the FASB issued ASU 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing," and in May 2016, the FASB issued ASU 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients," all of which provide additional clarification on certain topics addressed in ASU 2014-09. This guidance will be effective for annual reporting periods beginning after December 15, 2017, including interim periods therein. Early adoption is permitted for annual reporting periods beginning after December 15, 2016, including interim periods therein. The majority of the Company’s revenues are from food and beverage sales at its restaurants. ASU 2014-09 will not have an impact on revenue recognition related to food and beverage sales. ASU 2014-09 requires gift card breakage to be recognized as revenue in proportion to the pattern of gift card redemptions exercised by customers. The new guidance may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect adjustment to opening retained earnings as of the date of adoption (modified retrospective approach). The Company has elected the modified retrospective adoption method and plans to adopt this guidance in the first quarter of Fiscal 2018. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements. The Company has evaluated the impact of adoption on the recognition of license fee and other income related to the Company’s joint ventures and does not believe the adoption will have a material impact on its consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). This guidance requires the recognition of most leases on the balance sheet to give investors, lenders, and other financial statement users a more comprehensive view of a company’s long-term financial obligations as well as the assets it owns versus leases. ASU 2016-02 will be effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Currently, all of the Company’s restaurant and our restaurant support center leases are accounted for as operating leases, and therefore are not recorded within the balance sheet. The Company expects this adoption will result in a material increase in the assets and liabilities on its consolidated balance sheets, but will likely have an insignificant impact on its consolidated statements of earnings. In preparation for the adoption of the guidance, the Company is implementing controls and key system changes to enable the preparation of financial information.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which clarifies and provides specific guidance on eight cash flow classification issues that are not currently addressed by current GAAP. ASU 2016-15 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2017, and early adoption is permitted. The Company will adopt ASU 2016-15 effective Fiscal 2018. Upon adoption there will be no impact on the Company’s consolidated statement of cash flows.

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

Fogo Holdings recognized $138, $127 and $120 in license fee income during Fiscal 2017, Fiscal 2016 and Fiscal 2015, respectively. This income, and the related expense recognized by the Mexican JV, are eliminated in consolidated net income. The license fee expense, recognized by the Mexican JV, is included in net income (loss) attributable to the noncontrolling interest. The license fee income, recognized by Fogo Holdings, is included in net income attributable to Fogo de Chão, Inc.

Net income (loss) from the Mexican JV for Fiscal 2017, Fiscal 2016 and Fiscal 2015, have been allocated to the Company’s joint venture partner in accordance with the terms of the joint venture agreement. The assets of the consolidated joint venture are restricted for use only by the joint venture and are not available for the Company’s general operations.

The following table presents the consolidated assets and liabilities of the Mexican JV included within the Company’s consolidated balance sheets as of December 31, 2017 and January 1, 2017, respectively.

	December 31, 2017	January 1, 2017
Cash and cash equivalents	$114	$43
Accounts receivable	59	43
Inventories	122	117
Prepaid expenses and other assets	657	835
Property and equipment, net	1,665	1,912
Deferred tax assets, noncurrent	35	41
Total assets	$2,652	$2,991
Accounts payable and accrued expenses	$514	$540
Total liabilities	514	540
Fogo de Chão, Inc. investment in joint venture	373	236
Noncontrolling interest	1,765	2,215
Total owners' equity	2,138	2,451
Total liabilities and owners' equity	$2,652	$2,991

Accounts payable include $49 and $137 due to the Company as of December 31, 2017 and January 1, 2017, respectively, and are eliminated in consolidation.

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

In August 2017, the Middle East JV opened its first restaurant in Jeddah in the Kingdom of Saudi Arabia. The Company recognized $78 in license fee revenue, a $75 store opening fee and $75 related to the country development fee related to the opening of the restaurant in Saudi Arabia, during Fiscal 2017. The receivable for the store opening fee and country development fee is included in other assets (noncurrent) in the consolidated balance sheet as collection could be recognized over a period longer than twelve months. License fee revenue, store opening fee and country development fee revenue attributable to the Middle East JV is included in other revenue in the consolidated statements of operations and comprehensive income.

6. Property and Equipment, Net

Property and equipment, net consists of the following:

	December 31,	January 1,
	2017	2017
Land	$5,340	$5,340
Buildings	4,810	4,810
Leasehold improvements	186,551	157,669
Furniture, fixtures and equipment	33,307	24,973
Automobiles	98	120
Construction in progress	8,191	13,812
	238,297	206,724
Less: Accumulated depreciation	(64,752)	(47,874)
Property and equipment, net	$173,545	$158,850

Depreciation expense was $18,879, $15,463 and $12,201 for Fiscal 2017, Fiscal 2016 and Fiscal 2015, respectively.

Property and equipment attributable to the Company’s operations in the US (including the US Territory of Puerto Rico), accounted for 94% and 93% of total property and equipment, net (excluding land) at December 31, 2017 and January 1, 2017, respectively. Property and equipment attributable to the Company’s operations in Brazil accounted for 5% and 6% of total property and equipment, net (excluding land) at December 31, 2017 and January 1, 2017, respectively. Land is solely attributable to the Company’s operations in the US.

7. Goodwill and Intangible Assets

The following is a reconciliation of the beginning and ending balances of goodwill:

	December 31, 2017	January 1, 2017
Goodwill
United States(a)	$170,026	$172,441
Brazil	62,663	62,663
Foreign exchange impact(b)	(23,954)	(30,672)
Balance, beginning of year	208,735	204,432
Foreign exchange impact	(444)	6,718
Balance, end of year	$208,291	$211,150

(a)	Goodwill attributed to the United States was corrected for an error in the accounting for a prior period business acquisition. See Note 2.
(b)	Cumulative foreign exchange impact.

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

Intangible assets include the following:

	December 31, 2017		January 1, 2017
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Non-compete agreements (definite-lived):
United States	$—	$—	$1,100	$(972)
Brazil	—	—	400	(353)
Foreign exchange impact(a)	—	—	(152)	134
Non-compete agreements, net	$—	$—	$1,348	$(1,191)
Trade name (indefinite-lived):
United States	77,200		77,200
Brazil	30,100		30,100
Foreign exchange impact(a)	(11,719)		(11,506)
Trade name	95,581	—	95,794	—
Total	$95,581	$—	$97,142	$(1,191)

(a)	Cumulative foreign exchange impact.

Amortization expense for definite-lived intangibles was $158, $266 and $270 for Fiscal 2017, Fiscal 2016 and Fiscal 2015, respectively. The term of the non-compete agreements were completed during 2017.

Goodwill and intangible assets of the Company’s Brazilian reporting unit are denominated in the Brazilian Real. These assets are translated into US dollars at the rate of exchange as of the applicable balance sheet date. As a result, the US dollar value of goodwill and intangibles is impacted by the fluctuation in the exchange rate.

8. Deferred Rent

Deferred rent consists of the following:

	December 31,	January 1,
	2017	2017
Deferred rent	$9,638	$7,610
Tenant allowance	15,385	12,667
	25,023	20,277
Less: Current portion	(731)	(496)
Total, less current portion	$24,292	$19,781

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

Favorable lease assets and unfavorable lease liabilities:

	December 31,	January 1,
	2017	2017
Favorable lease assets	$—	$738
Less: Accumulated amortization	—	(517)
Foreign exchange impact	—	(130)
Favorable lease assets, net	$—	$91
Unfavorable lease liabilities	$1,574	$2,128
Less: Accumulated amortization	(1,040)	(1,337)
Unfavorable lease liabilities, net	$534	$791

Favorable lease assets and unfavorable lease liabilities represent the difference between the market rates in effect for acquired leases compared to the various lease payments on individual operating leases. Favorable lease assets and unfavorable lease liabilities are amortized to rent expense on a straight-line basis over the lease term remaining at the time of the acquisition. The amortization of favorable lease assets increases rent expense, while the amortization of unfavorable lease liabilities decreases rent expense. The net decrease in rent expense, resulting from the amortization of favorable lease assets and unfavorable lease liabilities, was $165, $188 and $185 for Fiscal 2017, Fiscal 2016 and Fiscal 2015, respectively. Amortization of unfavorable lease liabilities is expected to result in a net decrease in rent expense of approximately $140 for Fiscal 2018; $97 for Fiscal 2019; $97 for Fiscal 2020; $97 for Fiscal 2021 and $84 for Fiscal 2022. Favorable lease assets are included in other assets (noncurrent) in the consolidated balance sheets. Unfavorable lease liabilities are included in other noncurrent liabilities in the consolidated balance sheets.

9. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	December 31,	January 1,
	2017	2017
Accounts payable	$11,440	$10,080
Accrued capital expenditures	7,103	4,807
Deferred rent (current)	731	496
Payroll and payroll related	6,845	6,488
Interest payable	41	34
Sales and beverage taxes payable	2,836	2,634
Self-insurance reserves (current)	1,090	996
Income and other taxes payable	2,329	1,614
Other accrued expenses	3,213	2,308
Total	$35,628	$29,457

10. Long-Term Debt

Long-term debt consists of the following:

	December 31,	January 1,
	2017	2017
2015 Credit Facility:
Revolving Credit Facility	$138,000	$150,000
	138,000	150,000
Less: Current portion of long-term debt	—	—
Long-term debt, less current portion	$138,000	$150,000

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

The Borrower and its restricted subsidiaries are subject to affirmative, negative and financial covenants, and events of default customary for facilities of this type (with customary grace periods, as applicable, and lender remedies). The covenants, among other things, restrict, subject to certain exceptions, the Borrower’s and each of its restricted subsidiary’s ability to (i) incur additional indebtedness, (ii) issue stock, (iii) create liens on assets, (iv) engage in mergers or consolidations, (v) sell assets, (vi) make investments, loans or advances, (vii) make certain acquisitions, (viii) engage in certain transactions with affiliates, (ix) authorize or pay dividends, (x) enter into certain restrictive agreements and (xi) change lines of business or fiscal year. In addition, the Borrower will be required to maintain two financial covenants, which include a maximum Total Rent Adjusted Leverage Ratio (at levels that vary until maturity) and a minimum Consolidated Interest Coverage Ratio. Beginning with the third quarter ending September 27, 2015 and through Fiscal 2016, these required ratios were 5.50 to 1 and 2.00 to 1, respectively. Starting in Fiscal 2017 and through Fiscal 2018, the Total Rent Adjusted Leverage Ratio may not be greater than 5.25 to 1 and the ratio will further reduce to 5.00 to 1 in Fiscal 2019 through maturity. The Consolidated Interest Coverage Ratio may not be less than 2.00 to 1 through maturity. The Company was in compliance with these covenants at December 31, 2017 and January 1, 2017.

Because the Company is not required to make principal payments on any outstanding balance under the Revolving Credit Facility until June 24, 2020, any outstanding balance is reported as non-current in the Company’s consolidated balance sheet as a component of long-term debt.

As of December 31, 2017, the Company had seven letters of credit outstanding for a total of $5,664; and $106,336 of available borrowing capacity under the 2015 Credit Facility.

Debt Issuance Costs

Debt issuance costs are amortized to interest expense over the term of the debt using the straight-line method for revolving debt over the terms of the related instruments. For the period leading to the IPO, the debt issuance costs associated with the previous term debt were amortized to interest expense using the effective interest method. Remaining unamortized debt issuance costs were $1,442 and $2,019 as of December 31, 2017 and January 1, 2017, respectively, and are included in other assets (noncurrent) in the consolidated balance sheets.

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

As discussed in Note 2, on February 20, 2018, the Company entered into a Merger Agreement, pursuant to which, among other things and subject to the satisfaction or waiver of specified conditions, Merger Subsidiary will merge with and into the Company (the “Merger”), with the Company surviving as a wholly owned subsidiary of Parent. Pursuant to the Merger Agreement, at the Effective Time each outstanding stock option will be cancelled, with the holder of such stock option becoming entitled to receive an amount in cash equal to (i) the excess, if any, of (a) $15.75 minus (b) the exercise price per share of common stock subject to such stock option, multiplied by (ii) the number of shares of common stock subject to such stock option; and the restrictions on each outstanding restricted stock will lapse, with the holder of such restricted stock becoming entitled to receive an amount in cash equal to (i) $15.75 multiplied by (ii) the number of shares of common stock subject to such restricted stock.

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

The weighted average grant-date fair value of stock options granted during Fiscal 2016 and Fiscal 2015 was $4.25 and $6.50, respectively.

The fair values of the stock options granted were estimated on the date of grant using the Black-Scholes option-pricing model. The following table sets forth the assumptions that the Company used to determine the fair value of the stock options granted, presented on a weighted-average basis:

Assumptions:	Fiscal 2016	Fiscal 2015
Expected life (in years)	6.3	6.0
Risk-free interest rate	1.59%	1.86%
Volatility	36%	30%
Dividend yield	0%	0%

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

The following table summarizes the Company’s stock option activity for Fiscal 2017:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2017	2,102,031	$10.68
Granted	—	—
Exercised	(20,367)	$10.78
Forfeited	(29,370)	$17.82
Outstanding at December 31, 2017	2,052,294	$10.58	5.1	$5,174
Vested (and exercisable) at December 31, 2017	1,856,594	$10.31	4.9	$4,893
Unvested at December 31, 2017	195,700	$13.13

The intrinsic value of stock options exercised during Fiscal 2017 and Fiscal 2016 totaled $64 and $109, respectively. The tax benefit realized on stock options exercised during Fiscal 2017 and Fiscal 2016 was immaterial. No stock options were exercised during Fiscal 2015.

The aggregate intrinsic value represents the amount by which fair value of the Company’s stock exceeds the exercise price of the stock option.

As of December 31, 2017, the Company had an aggregate of $316 of unrecognized share-based compensation cost related to outstanding stock options, which is expected to be recognized over a weighted average period of 1.6 years.

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

In September 2017, the Company granted restricted common stock with time-based vesting conditions to the Company’s executive officers and certain senior management. Unvested shares of restricted common stock may not be sold or transferred by the holder. These restrictions lapse on each of the first three anniversaries of the grant date, subject to the participant’s continued service with the Company through each such anniversary date.

In December 2017, the Company granted restricted stock designated as performance awards to the Company’s executive officers and certain senior management. These performance-based restricted shares were granted pursuant to the Company’s 2015 Omnibus Incentive Plan. The number of performance-based restricted shares granted represents the number of on-target shares for the three fiscal year performance period ending at the end of the Company's 2020 fiscal year. The vesting percentage may be less than 100% of the on-target shares based on the Company's 2020 total revenue and earnings per share performance, each metric applicable to 50% of the shares granted. These performance-based restricted shares will vest, if at all, subject to: (i) the Company achieving certain 2020 total revenue and earnings per share performance objectives and (ii) generally, the participant's continued service with the Company through the three-year measurement period.

The weighted average grant-date fair value of restricted stock granted during Fiscal 2017, Fiscal 2016 and Fiscal 2015 was $11.93, $16.84 and $13.14, respectively.

The following table summarizes the Company’s restricted stock activity for Fiscal 2017:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2017	25,008	$9.90
Issued	127,707	$11.93
Vested	(22,779)	$9.23
Forfeited	—	—
Unvested at December 31, 2017	129,936	$12.02

The grant-date fair value of restricted stock that vested during Fiscal 2017, Fiscal 2016 and Fiscal 2015 totaled $210, $1,014 and $1,189, respectively.

As of December 31, 2017, the Company had an aggregate of $1,445 of unrecognized share-based compensation cost related to outstanding unvested restricted common stock, which is expected to be recognized over a weighted average period of 2.8 years.

Share-Based Compensation Expense

The Company recorded share-based compensation expense related to stock options and restricted stock in the following expense categories in its statements of operations and comprehensive income (loss):

	Fiscal 2017	Fiscal 2016	Fiscal 2015
Restaurant operating costs	$116	$82	$1,795
General and administrative costs	449	710	4,997
Total share-based compensation	565	792	6,792
Income tax benefit(a)	(137)	(275)	(2,396)
Total share-based compensation, net of taxes	$428	$517	$4,396

(a)

Deferred income tax benefit attributable to share based compensation awards. For Fiscal 2017, deferred tax benefit was calculated based upon reduced tax rates as a result of the impact of the Tax Act, see Note 14.

Shares Available

As of December 31, 2017, 302,572 and 958,013 shares remained available for future issuance under the 2012 Plan and 2015 Plan, respectively.

12. Employee Benefit Plan

401(k) Plan – Effective July 1, 2016, the Company implemented a 401(k) plan to provide retirement benefits for certain employees.

Deferred Compensation Plan – Effective July 1, 2016, the Company implemented a non-qualified deferred compensation plan. The deferred compensation plan is intended to provide current tax planning opportunities and supplemental funds upon retirement or death for certain key employees designated and approved by the Company to be eligible to participate in the deferred compensation plan. The deferred compensation plan enables its participants with the opportunity to voluntarily elect to defer the timing of payment of base salary and/or bonuses. Deferred compensation liability is $538 and $227 as of December 31, 2017 and January 1, 2017, respectively, and is included in other noncurrent liabilities in the consolidated balance sheets.

13. Earnings Per Share

The following table sets forth the computations of basic and diluted earnings per share:

	Fiscal 2017	Fiscal 2016	Fiscal 2015
Net income attributable to Fogo de Chão, Inc.	$28,789	$24,437	$27,865
Basic weighted average shares outstanding	28,227,747	28,119,196	25,519,312
Effect of dilutive securities:
Unvested restricted stock	15,859	103,277	255,857
Stock options	559,213	600,143	548,946
Diluted weighted average number of shares outstanding	28,802,819	28,822,616	26,324,115
Basic earnings per share	$1.02	$0.87	$1.09
Diluted earnings per share	$1.00	$0.85	$1.06

The following table sets forth the potentially dilutive securities outstanding during Fiscal 2017, Fiscal 2016 and Fiscal 2015 that were not included in the computation of diluted earnings per share because their effect was antidilutive:

	Fiscal 2017	Fiscal 2016	Fiscal 2015
Stock options	666,935	705,106	295,028
Nonvested restricted stock	15,779	1,671	112

In December 2017, the Company issued 63,820 shares of restricted stock designated as performance awards to the Company’s executive officers and certain senior management. These performance-based restricted shares were granted pursuant to the Company’s 2015 Omnibus Incentive Plan. The number of performance-based restricted shares granted represents the number of on-target shares for the three fiscal year performance period ending at the end of the Company's 2020 fiscal year. The vesting percentage may be less than 100% of the on-target shares based on the Company's 2020 total revenue and earnings per share performance, each metric applicable to 50% of the shares granted. These performance-based restricted shares will vest, if at all, subject to: (i) the Company achieving certain 2020 total revenue and earnings per share performance objectives and (ii) generally, the participant's continued service with the Company through the three-year measurement period. Because the performance-based vesting conditions had not been satisfied and would not have been satisfied as of December 31, 2017 they have been excluded from the calculation of diluted earnings per share for Fiscal 2017.

14. Income Taxes

Federal Tax Reform

On December 22, 2017, the Tax Act was signed into law effective January 1, 2018. The Tax Act significantly revised the US tax code by, in part but not limited to: a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of US international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. Under Accounting Standards Codification 740, Income Taxes, the Company must recognize the effects of tax law changes in the period in which the new legislation is enacted.

The Company has calculated a reasonable estimate of the impact of the Tax Act in its year-end income tax provision in accordance with its understanding of the Tax Act and guidance available as of the date of this filing. The provisional tax benefit recorded related to the re-measurement of certain deferred tax assets and liabilities, based on the rates at which they are expected to reverse in the future, was $14,978. The provisional tax expense related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings was $6,457.

The Tax Act provides for a one-time transition tax under section 965 on previously untaxed post-1986 foreign income of specified foreign corporations owned by US shareholders by deeming those earnings to be repatriated. Foreign earnings considered held in the form of cash and cash equivalents are taxed at an effective rate of 15.5%, and the remaining earnings are taxed at an effective rate of 8%, which includes a partial participation exemption. The Company recorded $6,457 expense related to its one-time repatriation inclusion. As addressed below, this amount is presented as provisional while the Company continues to review the balance of foreign earnings required to be included under section 965(a).

The Company has historically not utilized a foreign tax credit, instead opting to deduct all foreign taxes paid. In Fiscal 2017, the Company elected to calculate and utilize a foreign tax credit. The Company recorded a $2,134 benefit related to foreign tax credits which includes a credit benefit of $3,283 net of the $1,149 Section 78 gross up expense. As addressed below, this amount is presented as provisional while the Company continues to review its foreign tax pool balance and attributes relevant to the section 904 foreign tax credit limitation.

The Tax Act provides for 100% bonus depreciation for eligible property placed in service after September 27, 2017, and before 2023. The Tax Act allows a Company to make an election for the 2017 tax year to apply 50% bonus depreciation rather than 100% bonus depreciation on eligible property. At this time, the Company plans to elect the 50% bonus depreciation. As addressed below, this amount is presented as provisional while the Company continues to review the impact of 100% bonus depreciation on its foreign tax credit utilization.

On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. Pursuant to SAB 118, the Company is presenting the adjustments to deferred tax assets and liabilities, the liability related to the transition tax, and foreign tax credits as provisional amounts because it has the necessary information to develop a reasonable estimate. As further regulatory guidance is issued by the applicable taxing authorities and as accounting treatment is clarified, additional work may be necessary to ensure earnings as required by the calculations are properly determined. As the Company performs additional analysis on the application of the law, and as the Company refines its estimates in calculating the effect, the Company’s final analysis may be different from current provisional amounts. Any changes to the provisional amounts will be recognized in the period completed which could materially affect the Company’s tax obligations and effective tax rate. Additionally, as a result of the Tax Act, the Company has not completed its evaluation of its indefinite reinvestment assertion with regard to foreign earnings under ASC 740-30. As a result, deferred tax liabilities may be increased or decreased during the period allowed under SAB 118.

The effects of other provisions of the Tax Act are not expected to have a material impact on the Company’s Fiscal 2017 consolidated financial statements. Other provisions of the Tax Act may impact the Company in Fiscal 2018. These include the new section 951A Global Intangible Low-Taxed Income (“GILTI”) anti-deferral rules and the section 245A deduction for certain dividends received from foreign corporations. The Company has not completed its analysis of the effect of these provisions, hence no estimate can currently be made and no provisional amounts were recorded in the financial statements for the impact of these provisions of the Tax Act. Based on the current interpretation, the Company may choose a method as an accounting policy to record deferred taxes in relation to the GILTI provisions or to record the tax in the period in which it occurs. Pursuant to SAB 118, the Company has not elected an accounting policy for the effect of the GILTI tax law provisions.

Income from Continuing Operations Before Income Taxes

The following table summarizes the income from continuing operations before income taxes in the following jurisdictions for Fiscal 2017, Fiscal 2016 and Fiscal 2015:

	Fiscal 2017	Fiscal 2016	Fiscal 2015
United States	$18,828	$27,033	$4,284
Foreign	8,107	9,186	9,545
	$26,935	$36,219	$13,829

Income Tax Provision

The income tax expense (benefit) from continuing operations for Fiscal 2017, Fiscal 2016 and Fiscal 2015 consists of the following:

	Fiscal 2017	Fiscal 2016	Fiscal 2015
Current tax expense
US Federal	$304	$—	$—
State and local	782	869	248
Foreign	2,383	2,287	1,889
Total current tax expense	3,469	3,156	2,137
Deferred tax expense (benefit)
US Federal	(6,880)	8,024	(15,541)
State and local	1,690	780	(422)
Foreign	251	(3)	(342)
Total deferred tax expense (benefit)	(4,939)	8,801	(16,305)
Income tax expense (benefit)	$(1,470)	$11,957	$(14,168)

Effective and Statutory Rate Reconciliation

The following table summarizes a reconciliation of income tax expense (benefit) for continuing operations, calculated at the US statutory federal income tax rate of 35%, to total income tax expense (benefit) for Fiscal 2017, Fiscal 2016 and Fiscal 2015:

	Fiscal 2017	Fiscal 2016	Fiscal 2015
Income tax expense at federal statutory rate	$9,427	$12,677	$4,840
Increases/(Decreases) due to:
State income taxes, net of federal benefit	1,364	1,344	(261)
Employment credits	(2,112)	(1,842)	(1,785)
Differences due to other non-deductible expenses	402	239	216
Change in valuation allowance	363	—	(2,677)
Change in estimate	—	(86)	527
Foreign tax rate differential	(994)	(1,150)	(1,750)
Unremitted earnings	—	—	(13,198)
Subpart F income	786	639	—
The Tax Act - transition tax	6,457	—	—
Foreign tax credits	(2,134)	—	—
The Tax Act - tax rate change impact on deferred taxes	(14,978)	—	—
Out-of-period adjustment	(160)	—	(308)
Other	109	136	228
Total income tax expense (benefit), net	$(1,470)	$11,957	$(14,168)

The significant components of the difference between Fiscal 2017 statutory rate and the annual effective tax rate are attributable to accounting for the estimated tax impact of the Tax Act, employment tax credits, statutory rate differential between foreign jurisdictions and the US, state taxes, and foreign tax credits. The significant components of the difference between the Fiscal 2016 statutory tax rate and the annual effective tax rate are attributable to employment tax credits, statutory tax rate differential between foreign jurisdictions and the US, subpart F income, nondeductible expenses, and state taxes.

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

Significant components of deferred tax assets and liabilities as of December 31, 2017 and January 1, 2017 are as follows:

	December 31, 2017	January 1, 2017
Deferred tax assets
Deferred revenue	$941	$1,205
Tenant allowances	3,915	4,840
Capitalized transaction costs	1,352	2,276
Deferred rent liability	2,765	3,206
Net operating loss carryforwards	561	4,992
Wage credit carryforward	12,967	10,782
Favorable/Unfavorable leases	141	290
Accrued expenses	629	808
Share-based compensation	1,775	2,517
Foreign tax credit carryforward	589	—
AMT credit carryforward	677	771
Other	451	141
Total deferred tax assets	26,763	31,828
Deferred tax liabilities
Tax depreciation in excess of book depreciation	(11,683)	(14,798)
Goodwill and intangible assets	(28,773)	(38,428)
Valuation allowance	(458)	—
Other	(1)	(96)
Total deferred tax liabilities	(40,915)	(53,322)
Net deferred tax liabilities	$(14,152)	$(21,494)

The Company has net deductible goodwill for income tax purposes of $62,583 at December 31, 2017.

The Company has gross US federal net operating loss carryforwards in the amount of $12,701 at January 1, 2017, which are expected to be fully utilized at December 31, 2017. The Company has foreign net operating losses of $926 at December 31, 2017 and $405 at January 1, 2017 which will begin to expire in 2023. The Company has state net operating loss carryforwards in various states in the amount of $4,767 that expire over the next 17 years. The Company has AMT credit carryforwards of $677. As a result of TCJA, the Company can claim up to 50% of the total credit to offset regular tax starting in tax year 2018 with the remaining credit amount refundable by 2021. The international AMT credit carryforward can be carried forward indefinitely. The Company has general business tax credit carryforwards of approximately $12,967 which begin to expire in 2033 - 2037 and foreign tax credit carryforwards of $589 which begin to expire in 2027. Immediately before expiration, unused general business credits may be claimed as a deduction in the following year.

The Company had historically provided deferred taxes under ASC 740-30-25, formerly APB 23, for the presumed repatriation to the US of earnings from the Company’s Brazilian subsidiaries. In June 2015, the Company asserted that the outside basis difference, including undistributed earnings, of its Brazilian subsidiaries would be indefinitely reinvested in operations outside the US. This was primarily driven by a reduction in debt service costs on a go-forward basis as a result of the IPO. The assertion was supported by future US cash projections and the Company’s intent to continue using foreign-generated cash to invest in foreign restaurants. As a result of the change in assertion, the Company reduced its deferred tax liabilities related to undistributed foreign earnings by $13,877. In 2016, the Company effectuated an internal restructuring whereby it created a new Dutch holding company, FDC Netherlands Coöperatief U.A. (“Fogo Co-op”) and contributed all of its Brazilian subsidiaries to Fogo Co-op. For US federal income tax purposes, this transaction was structured as a tax-free reorganization. Since the restructuring, Fogo Co-op is treated as the regarded or separate legal entity for US federal income tax purposes and the Brazilian entities are branches or divisions of Fogo Co-op. Consequently, income or losses earned by the Brazilian entities are deemed to be earned by Fogo Co-op for US federal income tax purposes.

The Company is not able to determine a reasonable estimate of the deferred tax liability, if any, that would be recorded if the Company were to change its indefinite reinvestment assertion. Missing or incomplete information relevant to this analysis includes tax basis and book basis in the shares of Fogo Co-op. In addition, the undistributed earnings of approximately $51,468 related to Fogo Co-Op could be subject to state income tax or withholding tax. Pursuant to SAB 118, the Company will continue to apply ASC 740 based on the provisions of the tax law in effect immediately prior to the enactment of the Tax Act, including the historical indefinite reinvestment assertion with respect to the outside basis differences.

During 2018, the Company will analyze the impact of the Tax Act on its indefinite reinvestment assertion. This analysis will consider the impact of previously taxed earnings created under section 965, the application of the new section 245A dividends received deduction, the impact of the new section 951A GILTI tax rules, state law changes, the existence of an outside basis difference in excess of earnings, currency translation adjustment impacts, and shifts in the global business environment resulting from the Tax Act.

ASC 740 requires that the Company reduce its deferred income tax assets by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that all or a portion of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. In 2015, the Company made the decision to release its valuation allowance against its net deferred tax asset. The decision to release the valuation allowance was triggered in conjunction with the IPO. Reduced debt service costs and historic cumulative earnings (US pretax income plus permanent tax differences) were all sources of positive evidence that led the Company to believe that it was more likely than not that it would be able to realize its net deferred tax assets. In 2017, the Company made the decision to record a valuation allowance against its deferred tax assets in Puerto Rico. The Company is in an overall cumulative three year loss position driven primarily by losses generated in 2017 due to the negative impact of hurricane Maria.

Changes in the valuation allowance for deferred tax assets were as follows:

	Fiscal 2017	Fiscal 2016	Fiscal 2015
Valuation allowance as of the beginning of the year	$—	$—	$2,837
Charge as (benefit) expense to income tax provision	458	—	(2,837)
Changes to other comprehensive income	—	—	—
Valuation allowance as of end of year	$458	$—	$—

The Company had no unrecognized tax benefits as of December 31, 2017, January 1, 2017 and January 3, 2016. The Company is subject to income taxes in the US federal jurisdiction and various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company has considered whether there are any uncertain tax positions, and has determined that there are no such uncertain tax positions.

The Company is potentially subject to income tax audits in numerous jurisdictions in the US and internationally until the applicable statute of limitations expires. The following is a summary of tax years potentially subject to examination and/or adjustment in the significant tax and business jurisdictions in which the company operates:

Jurisdiction	Tax Years Subject to Examination
United States (Federal, state, local)	2013 - 2016
Brazil	2011 - 2016
Puerto Rico	2014 - 2016
Mexico	2015 - 2016
Netherlands	2015 - 2016

15. Commitments and Contingencies

Lease Commitments

The Company leases its corporate office and various of its restaurant locations under non-cancelable operating leases. These leases have initial lease terms of between ten and twenty years and can be extended in five-year increments. These leases generally provide for minimum annual rental payments that are subject to periodic escalations that are fixed or in some cases, based upon increases in specific inflation indexes as stipulated in the non-cancelable operating lease.

Certain lease arrangements have contingent rental payments based on net sales thresholds per the lease agreement. Accrued liability for contingent rent was $235 and $197 as of December 31, 2017 and January 1, 2017, respectively. These balances are included in accounts payable and accrued expenses in the consolidated balance sheets.

Future minimum lease payments for non-cancelable leases (excluding contingent rental payments) are as follows:

2018	$21,874
2019	21,374
2020	21,299
2021	20,884
2022	19,485
Thereafter	88,067
Total	$192,983

The following table presents the components of rent expense, attributable to non-cancelable operating leases for the Company’s corporate office and restaurant locations, for Fiscal 2017, 2016 and 2015. Favorable lease assets and liabilities are amortized to rent expense on a straight-line basis over each respective operating lease term. The amortization of favorable lease assets increases rent expense, while the amortization of unfavorable lease liabilities decreases rent expense.

	Fiscal 2017	Fiscal 2016	Fiscal 2015
Rent expense	$24,043	$21,033	$18,352
Contingent rent expense	356	180	217
Amortization lease assets	(165)	(188)	(185)
Total rent expense	$24,234	$21,025	$18,384

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

17. Segment Reporting

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

The following table presents the financial information of the Company’s operating segments for Fiscal 2017, Fiscal 2016 and Fiscal 2015.

	Fiscal 2017	Fiscal 2016	Fiscal 2015
Revenue restaurant sales
United States(a)	$271,712	$245,381	$227,073
Brazil	42,255	42,753	44,425
Total segment revenue from restaurant sales	$313,967	$288,134	$271,498
Restaurant contribution
United States	$75,440	$72,117	$70,515
Brazil	12,370	13,495	14,544
Total segment restaurant contribution	$87,810	$85,612	$85,059

(a)

Includes $3,449, $4,239 and $4,450 for Fiscal 2017, Fiscal 2016 and Fiscal 2015, respectively, attributable to the Company’s restaurant in Puerto Rico. Includes $4,140, $3,826 and $3,659 for Fiscal 2017, Fiscal 2016 and Fiscal 2015, respectively, attributable to the joint venture in Mexico.

The following table sets forth the reconciliation of total segment contribution to consolidated income before income taxes for Fiscal 2017, Fiscal 2016 and Fiscal 2015.

	Fiscal 2017	Fiscal 2016	Fiscal 2015
Total segment restaurant contribution	$87,810	$85,612	$85,059
Add:
Other revenue	392	162	136
Less:
Marketing and advertising costs	8,069	7,132	6,618
General and administrative costs	23,321	20,576	32,566
Pre-opening costs	3,773	3,580	4,858
Loss on extinguishment/modification debt	—	—	5,991
Non-cash impairment charges	4,188	320	—
Depreciation and amortization	19,037	15,729	12,471
Other operating (income) expense, net	330	21	(291)
Income from operations	29,484	38,416	22,982
Other income (expense), net	(2,549)	(2,197)	(9,153)
Income before income taxes	$26,935	$36,219	$13,829

The following table sets forth the reconciliation total segment revenue from restaurant sales to total consolidated revenues for Fiscal 2017, Fiscal 2016 and Fiscal 2015.

	Fiscal 2017	Fiscal 2016	Fiscal 2015
Total segment revenue from restaurant sales	$313,967	$288,134	$271,498
Add:
Other revenue	392	162	136
Total revenues	$314,359	$288,296	$271,634

The table below sets forth the property and equipment attributable to each segment as of December 31, 2017 and January 1, 2017.

	December 31,	January 1,
	2017	2017
Property and equipment, net
United States(a)	$159,514	$148,161
Brazil	8,649	9,668
Total segment property and equipment, net	168,163	157,829
Corporate office(b)	5,382	1,021
Total property and equipment, net	$173,545	$158,850

(a)

Property and equipment, net as of December 31, 2017 and January 1, 2017, includes $3,100 and $3,370, respectively, attributable to the Company’s restaurant in Puerto Rico and includes $1,665 and $1,912, respectively, attributable to the joint venture in Mexico.

(b)	Property and equipment, net attributable to the Company’s corporate office in the US.

The table below sets forth the capital expenditures attributable to each segment during Fiscal 2017, Fiscal 2016 and Fiscal 2015.

	Fiscal 2017	Fiscal 2016	Fiscal 2015
Capital expenditures
United States(a)	$32,498	$34,519	$36,165
Brazil	744	1,659	3,595
Total capital expenditures(b)	$33,242	$36,178	$39,760

(a)

Amount for Fiscal 2017, Fiscal 2016 and Fiscal 2015 includes $28, $845 and $1,106, respectively, attributable to the joint venture in Mexico. Amount for Fiscal 2017, Fiscal 2016 and Fiscal 2015 excludes $4,922, $539 and $445, respectively, attributable to the Company's corporate office in the US.

(b)	Total capital expenditures include non-cash capital expenditures included within accounts payable and accrued expenses as of the end of the each respective period.

The table below sets forth total assets as of December 31, 2017 and January 1, 2017.

	December 31,	January 1,
	2017	2017
Total assets
United States(a)	$442,484	$425,961
Brazil	100,052	95,346
Netherlands(b)	77	1,088
Total assets	$542,613	$522,395

(a)

Total assets as of December 31, 2017 and January 1, 2017 include total assets of $2,652 and $2,991, respectively, attributable to the joint venture in Mexico that may only be used to settle the obligations of the joint venture. For both periods presented, total assets include assets attributable to the Company’s corporate office in the United States and assets that are not directly attributable to restaurant operations. For both periods presented, total assets include assets attributable to the Company’s restaurant in Puerto Rico which is primarily property and equipment.

(b)

Includes $20 and $1,059 in cash and cash equivalents as of December 31, 2017 and January 1, 2017, respectively. Cash and cash equivalents are primarily due to distributions from the Company’s Brazilian entity.

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

This parent company financial information should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes thereto. For purposes of this condensed financial information, the Company’s wholly owned and majority owned subsidiaries are recorded based upon its proportionate share of the subsidiaries’ net assets (similar to presenting them on the equity method).

The following tables present the financial position of Fogo de Chão, Inc. as of December 31, 2017 and January 1, 2017, and the results of its operations for Fiscal 2017, Fiscal 2016 and Fiscal 2015.

	December 31,	January 1,
	2017	2017
Assets:
Investments in Brasa (Holdings) Inc. and its subsidiaries	$319,009	$290,644
Total assets	$319,009	$290,644
Shareholders' Equity:
Preferred stock, $0.01 par value, 15,000,000 shares authorized, no shares issued and outstanding as of December 31, 2017 and January 1, 2017	$—	$—
Common stock, $0.01 par value, 200,000,000 shares authorized, 28,254,732 and 28,211,586 shares issued and outstanding as of December 31, 2017 and January 1, 2017, respectively	282	282
Additional paid-in capital	276,021	275,237
Accumulated earnings	88,677	59,888
Accumulated other comprehensive loss	(45,971)	(44,763)
Total shareholders' equity	$319,009	$290,644

	Fiscal 2017	Fiscal 2016	Fiscal 2015
Equity in net income of Brasa (Holdings) Inc. and its subsidiaries	$28,789	$24,437	$27,865
Net income attributable to Fogo de Chão, Inc.	28,789	24,437	27,865
Other comprehensive income (loss)	(1,208)	14,702	(29,745)
Comprehensive income (loss)	$27,581	$39,139	$(1,880)
Basic earnings per share	$1.02	$0.87	$1.09
Diluted earnings per share	$1.00	$0.85	$1.06
Basic weighted average shares outstanding	28,227,747	28,119,196	25,519,312
Diluted weighted average shares outstanding	28,802,819	28,822,616	26,324,115

There were no cash flows at the parent company during Fiscal 2017, Fiscal 2016 or Fiscal 2015.

19. Related-Party Transactions

The Company and its wholly-owned subsidiaries entered into an agreement with an affiliated entity of its private equity fund owners (“Sponsor”) to provide management, consulting and financial and other advisory services to the Company (the “Advisory Services Agreement”). The Advisory Services Agreement required the Company to pay Sponsor a non-refundable periodic retainer fee in an amount per year of the greater of $750 or 1.50% of Consolidated EBITDA, as defined in the Advisory Services Agreement, for the immediately preceding fiscal year. The Advisory Services Agreement was terminated upon the consummation of the IPO and the Company paid a one-time fee of $7,544 to terminate the Advisory Services Agreement. Prior to the termination of the Advisory Services Agreement, the Company recorded $593 of expense during Fiscal 2015, attributable to periodic retainer fees. These amounts, including the one-time termination fee, are included in general and administrative costs in the consolidated statement of operations and comprehensive income (loss) for the fiscal year ended January 3, 2016. The Company had no outstanding payable due Sponsor at January 3, 2016 related to the Advisory Services Agreement.

In February 2015, the Company entered into three Director Securities Purchase Agreements pursuant to which the Company issued and sold to three independent directors 9,292 shares of common stock each, at a purchase price of $10.78 per share.

20. Quarterly Financial Data (unaudited)

The following tables set forth certain unaudited consolidated financial information for each of the four quarters in Fiscal 2017 and Fiscal 2016 (in thousands, except share per share data):

	Fiscal 2017
	Q4	Q3	Q2	Q1
	(13 weeks)	(13 weeks)	(13 weeks)	(13 weeks)
Revenue	$88,842	$71,404	$77,758	$76,355
Income from operations	$8,749	$4,536	$8,291	$7,908
Net income	$15,653	$2,519	$5,274	$4,959
Net income attributable to Fogo de Chão, Inc.	$15,627	$2,709	$5,414	$5,039
Earnings per common share attributable to Fogo de Chão, Inc.:
Basic	$0.55	$0.10	$0.19	$0.18
Diluted	$0.54	$0.09	$0.19	$0.17
Weighted average common shares outstanding:
Basic	28,249,723	28,234,889	28,214,065	28,212,489
Diluted	28,690,654	28,793,488	28,880,315	28,846,996

	Fiscal 2016
	Q4	Q3	Q2	Q1
	(13 weeks)	(13 weeks)	(13 weeks)	(13 weeks)
Revenue	$80,877	$69,012	$69,550	$68,857
Income from operations	$12,102	$7,237	$9,728	$9,349
Net income	$7,712	$4,492	$6,066	$5,992
Net income attributable to Fogo de Chão, Inc.	$7,698	$4,579	$6,190	$5,970
Earnings per common share attributable to Fogo de Chão, Inc.:
Basic	$0.27	$0.16	$0.22	$0.21
Diluted	$0.27	$0.16	$0.21	$0.21
Weighted average common shares outstanding:
Basic	28,193,400	28,119,343	28,086,942	28,077,537
Diluted	28,751,247	28,743,358	28,880,226	28,916,072

Q4 Fiscal 2017

During the fourth quarter of Fiscal 2017, the Company recognized a $4,188 non-cash impairment charge related to the reduction in the carrying value of an underperforming restaurant in the US. See Note 3.

During the fourth quarter of Fiscal 2017, the Company recorded a $14,978 tax benefit, related to the re-measurement of deferred tax assets and liabilities, and a $6,457 tax expense, related to one-time repatriation inclusion of foreign earnings, as a result of tax reform legislation enacted during the period. See Note 14.

During the fourth quarter of Fiscal 2017, the Company recorded a $2,134 benefit related to foreign tax credits. See Note 14.

Q4 Fiscal 2016

During the fourth quarter of Fiscal 2016, the Company recognized a $320 non-cash impairment charge related to the reduction in the carrying value of an underperforming restaurant in Brazil. See Note 3.