Form 10-K/A
period 2017-12-31
Fogo de Chao, Inc.
filed 2018-05-01
CIK 1627487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

Amendment No. 1

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a small reporting company)	Small reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of July 2, 2017, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s outstanding common stock held by non-affiliates was approximately $150,142,000, based upon the last reported sales price on June 30, 2017. The registrant’s common stock was not traded on July 2, 2017, the last day of the registrant’s second fiscal quarter. For purposes of this calculation, shares of common stock held by each executive officer and director and by holders of more than 5% of the outstanding common stock have been excluded since those persons may under certain circumstances be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of registrant’s Common Stock outstanding as of April 5, 2018 was 1,000.

Introductory Note

Fogo de Chão, Inc. and its subsidiaries began operations in 1979 in Brazil and in 1997 in the United States. We are principally engaged in the operation of Brazilian steakhouses, or churrascarias, in the US, Brazil, Puerto Rico and through joint ventures in Mexico and the Middle East. References to “Fogo,” the “Company,” “we,” “us,” and “our” in this Amendment to Form 10-K are references to Fogo de Chão, Inc. and its subsidiaries.

On April 5, 2018, pursuant to the Agreement and Plan of Merger, dated as of February 20, 2018 (the “Merger Agreement”), by and among Fogo de Chão, Inc., a Delaware corporation (the “Company”), Prime Cut Intermediate Holdings Inc., a Delaware corporation (“Parent”), and Prime Cut Merger Sub Inc., a Delaware corporation and wholly-owned subsidiary of Parent (“Merger Subsidiary”), Merger Subsidiary merged with and into the Company, with the Company surviving the merger as a wholly owned subsidiary of Parent (the “Merger”).

At the Effective Time (as defined in the Merger Agreement and referred to herein as the “Effective Time”) of the Merger, each share of the Company’s common stock, par value $0.01 per share issued and outstanding immediately prior to the Effective Time of the Merger, other than shares of Company common stock owned by the Company, any subsidiary of the Company, Parent, Merger Subsidiary or any other subsidiary of Parent or shares with respect to which a demand for appraisal was perfected and not withdrawn in accordance with Section 262 of the General Corporation Law of the State of Delaware (the “DGCL”), was converted into the right to receive $15.75 per share, less any applicable withholding taxes, in cash, without interest (the “Per Share Merger Consideration”).

Except as described above, no other changes have been made to our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 9, 2018 (“2017 10-K”), and this Amendment does not modify, amend or update in any way any of the financial or other information contained in the 2017 10-K. This Amendment does not reflect events occurring after the date of the filing of our 2017 10-K, nor does it amend, modify or otherwise update any other information in our 2017 10-K, except as noted in the immediately preceding paragraphs. Accordingly, this Amendment should be read in conjunction with our 2017 10-K and with our filings with the SEC subsequent to the filing of our 2017 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment also contains certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosures with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Terms used but not defined herein are as defined in our 2015 10-K. We are an “emerging growth company” under applicable federal securities laws, and therefore were permitted to take advantage of certain reduced public company reporting requirements, including the scaled disclosure of executive compensation permitted under the Jumpstart Our Business Startups Act of 2012.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

Set forth below is certain information regarding each of the Company’s current directors as of April 5, 2018, including the qualifications of such persons to serve as directors. Directors are elected annually to serve until their successors are duly elected and qualified or until their earlier death, disqualification, resignation or removal from office.

Lawrence J. Johnson, 65, has served as our Chief Executive Officer since April 2007 and has been a member of our board of directors since 2012. Prior to that, Mr. Johnson was a partner at Baker McKenzie LLP, where he was employed since 1978. Mr. Johnson has a B.A. from Arizona State University and a J.D. from Southern Methodist University. Mr. Johnson also serves as a member of our board of directors. Based on his extensive industry and management experience, his tenure with our company and familiarity with us and his deep understanding of restaurant operations, Mr. Johnson is well-qualified to lead us and to serve on our Board.

Eytan Tigay, 50, has been a member of our board of directors since April 2018. Mr. Tigay joined Rhône Group in 2007 as a Managing Director after having spent his prior career at Lazard. In 1997, he became a founding member of Lazard Capital Partners, a private equity fund managing partner and firm capital, and later a Managing Principal of Lazard’s billion Corporate Partners LLC private equity fund. Mr. Tigay was also the head of strategic planning for Lazard and played a leadership role in structuring and implementing the firm’s IPO. In addition to Fogo de Chão, Mr. Tigay currently serves on the Boards of Directors of ASK Chemicals and Ranpak, as well as several philanthropic organizations. Mr. Tigay received a B.A. in Economics, magna cum laude, from the University of Pennsylvania, where he was a Member of Phi Beta Kappa and a Benjamin Franklin Scholar. Mr. Tigay was nominated to serve on our board of directors by Rhône in accordance with the Merger Agreement. Because of his strong background in banking, finance and investing, and his many years of experience in and knowledge of management and strategy, Mr. Tigay is well-qualified to serve on our Board.

Lucas Flynn, 39, has been a member of our board of directors since April 2018. Mr. Flynn is a Managing Director at Rhône Group, which he joined in 2008. Prior to joining Rhône, Mr. Flynn worked at The Boston Consulting Group and Citigroup, where he was involved in a broad range of strategic and operational engagements. In addition to Fogo de Chão, Mr. Flynn currently serves on the Board of Directors of ASK Chemicals. He received a B.A. in Industrial Engineering with highest honors from the Instituto Tecnologico de Buenos Aires and an M.B.A. with distinction from Harvard Business School. Mr. Flynn was nominated to serve on our board of directors by Rhône in accordance with the Merger Agreement. Because of his strong background in banking and finance, his many years of experience and his knowledge of management and strategy, Mr. Flynn is well-qualified to serve on our Board.

Corporate Governance and Board Structure

In accordance with our amended and restated certificate of incorporation and the amended and restated bylaws, our Board of Directors consisted of three members as of April 5, 2018, the date of the consummation of the Merger.

Our Board of Directors has not established any committees, including an audit committee, a compensation committee or a nominating committee, or any committee performing similar functions. The functions of those committees are currently undertaken by the Board. The Board may designate from among its members one or more other committees in the future.

The Company’s securities are not quoted on an exchange that has requirements that a majority of the Board be independent, and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of the Board include “independent” directors, nor are we required to establish or maintain an Audit Committee, Audit Committee Financial Expert or other committee.

Our articles of incorporation and bylaws do not provide formal procedures for shareholders to recommend nominees to the Board of Directors. The Board of Directors has determined that it is in the best position to evaluate the Company’s requirements as well as the qualifications of each candidate when the Board considers a nominee for a position on the Board.

Code of Ethics

We have a written Code of Ethics (“Code of Ethics”) that applies to all of our directors, officers and other employees, including our principal executive officer, principal financial officer and controller. Included in our written Code of Ethics is a section for Executive Officers and Principal Accounting Personnel which applies to our principal executive officer, principal financial officer, controller and other designated members of our management.

Copies of our Code of Ethics are available on our corporate website at http://ir.fogodechao.com. We will provide any person, without charge, upon request, a copy of our Code of Ethics. Such requests should be made in writing to the attention of our General Counsel at the following address: Fogo de Chão, Inc., 5908 Headquarters Drive, Suite K200, Dallas, Texas 75204.

Director Compensation

None of our directors currently receives any compensation for his or her services on the Board.

During Fiscal 2017, each member of our Board of Directors who was not an employee and who was not affiliated with Thomas H. Lee Partners, L.P. or its affiliated funds that hold our shares of common stock was compensated for their services pursuant to the following policy:

•	Each director was paid an annual cash retainer (pro-rated for partial-year service) of $35,000.

•	The chair of our Audit, Compensation, Nominating and Corporate Governance and Development Committees were paid an additional $15,000 annual retainer.

•	Directors were reimbursed for reasonable expenses incurred in connection with attending meetings of the board of directors or its committees.

•	Equity compensation for non-employee directors consisted of an annual grant of restricted stock with an aggregate value of approximately $25,000 (with the number of shares actually granted to be based on the closing price of our common stock on NASDAQ on the grant date, rounded down to the nearest whole share). Such restricted stock was granted at the time of our annual meeting of stockholders and vests ratably over two years, subject, in each case, to the director’s continued service as a member of our board of directors through such date.

The following table sets forth the amount of compensation we paid to, or was earned by, each of our former non-employee directors, Neil Moses, Douglas R. Pendergast and Gerald W. Deitchle, during Fiscal 2017. Our employee director, Mr. Johnson, did not receive any compensation for his service as a director nor did Todd Abbrecht, Jeff Swenson or Douglas Haber, each of whom was affiliated with Thomas H. Lee Partners, L.P. or its affiliated funds during Fiscal 2017.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(1)	All Other Compensation ($)(2)	Total ($)
Neil Moses	$50,000	$25,000	—	$49	$75,049
Douglas R. Pendergast	$35,000	$25,000	—	$2,718	$62,718
Gerald W. Deitchle	$50,000	$25,000	—	—	$75,000
Todd M. Abbrecht	—	—	—	$3,996	$3,996
Jeff T. Swenson	—	—	—	$2,441	$2,441
Douglas A. Haber	—	—	—	$1,542	$1,542

(1)	This column reflects the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. These amounts reflect our accounting expense for these awards, and do not correspond to the actual value that may be realized by the director. The assumptions used in the calculation of the amounts are described in the notes to our consolidated financial statements included in our annual report filed on Form 10-K for our fiscal year ended December 31, 2017. As of January 1, 2018, the total number of unvested restricted stock awards and outstanding option awards held by each current non-executive director was as follows:

	Stock Awards	Option Awards
Neil Moses	2,567	3,105
Douglas R. Pendergast	2,567	2,316
Gerald W. Deitchle	2,567	2,316
Todd M. Abbrecht	—	—
Jeff T. Swenson	—	—
Douglas A. Haber	—	—

(2)	Represents amount of Company dining program benefit.

Board Meetings

During Fiscal 2017, the Board of Directors held 11 meetings, the Audit Committee held nine meetings, the Compensation Committee held five meetings, the Development Committee held 10 meetings and the Nominating and Corporate Governance Committee held four meetings. Each director attended at least 75% of the aggregate number of meetings of the Board of Directors and the committees on which he served in Fiscal 2017.

EXECUTIVE OFFICERS

The following set forth information regarding the executive officers of the Company as of April 5, 2018:

Name	Age	Position
Lawrence J. Johnson	65	Chief Executive Officer and Director
George B. McGowan	53	President
Anthony D. Laday	51	Chief Financial Officer
Selma Oliveira	60	Chief Operating Officer
Michael Prentiss	42	Senior Vice President, Corporate Administration
Stacy A. Murray	43	Vice President of Accounting and Controller
Albert G. McGrath	60	General Counsel

Lawrence J. Johnson has served as our Chief Executive Officer since April 2007 and has been a member of our board of directors since 2012. Prior to that, Mr. Johnson was a partner at Baker McKenzie LLP, where he was employed since 1978. Mr. Johnson has a B.A. from Arizona State University and a J.D. from Southern Methodist University. Mr. Johnson also serves as a member of our board of directors. Based on his extensive industry and management experience, his tenure with our company and familiarity with us and his deep understanding of restaurant operations, Mr. Johnson is well-qualified to lead us and to serve on our board.

George B. McGowan has served as our President since 2013. Mr. McGowan has 33 years of experience in the restaurant industry including more than 10 years with Brinker International. He served as Chief Operating Officer of Macaroni Grill from 2010 to 2013 and as President and Chief Executive Officer of Waterloo Restaurants from 2002 to 2010. Waterloo Restaurants filed for Chapter 11 bankruptcy protection in March 2012. With his prior experience, we believe Mr. McGowan brings a broad range of operational knowledge and perspective to the company. Mr. McGowan holds a B.S. in Hotel Restaurant Management from the University of North Texas and a Graduate Certificate in Finance from Southern Methodist University.

Anthony D. Laday has served as our Chief Financial Officer since April 2014. Prior to that, Mr. Laday served as Vice-President-Finance, Treasurer and Investor Relations of Brinker International from 2010 to 2013 where he previously was Senior Director-Financial Planning and Analysis from 2007 to 2010. Mr. Laday holds a B.A. in Business Administration and an M.B.A. from Southern Methodist University.

Selma Oliveira has served as our Chief Operating Officer since 2006. Prior to that, she held the positions of Director of Operations and General Manager for us. She previously worked for the Marriott Corporation from 1986 to 1998, holding a number of managerial positions. Mrs. Oliveira holds a degree in education from the Mackenzie Institute in São Paulo, Brazil.

Michael Prentiss has served as our Senior Vice President, Corporate Administration since April 2017. Mr. Prentiss served as our Chief Accounting Officer from April 2014 until April 2017, our Chief Financial Officer from August 2011 to April 2014 and our Controller from September 2007 to August 2011. Mr. Prentiss served as Assistant Controller of Landry’s Restaurants from September 2003 to September 2007. Mr. Prentiss holds a B.B.A. in Accounting from Sam Houston State University.

Stacy A. Murray has served as our principal accounting officer since April 2017 and our Vice President of Accounting and Controller since November 2016. Prior to that, Ms. Murray served as Chief Accounting Officer of Azure Midstream Holdings LLC and Azure Midstream Partners, LP from November 2013 to October 2016. Previously, Ms. Murray was the Controller of TGGT Holdings LLC (the predecessor company to Azure Midstream) since October 2011. Prior to October 2011, Ms. Murray served as Senior Finance Manager for Lineage Power Holdings from 2009 to 2011. Ms. Murray has a M.S. and B.B.A. from Texas A&M University, and is a Certified Public Accountant in the State of Texas.

Albert G. McGrath has served as our General Counsel since October 2014. Prior to that, Mr. McGrath was a partner at Baker McKenzie LLP, from April 2000. Mr. McGrath holds a B.A. from Texas A&M University and a J.D. from Southern Methodist University.

Item 11. Executive Compensation.

EXECUTIVE COMPENSATION

The following sets forth all compensation awarded to our Named Executive Officers (the “NEOs”) for Fiscal 2017 and 2016.

Summary Compensation Table

The following table sets forth total compensation of our NEOs for Fiscal 2017 and 2016.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total ($)
Lawrence J. Johnson,	2017	$711,133	—	$497,787	—	$243,408	$1,708	$1,454,036
Chief Executive Officer	2016	$711,133	—	—	—	$49,799	$7,408	$768,340
George B. McGowan,	2017	$382,147	—	$210,180	—	$108,912	$1,121	$702,360
President	2016	$382,147	—	—	—	$26,750	$746	$409,643
Selma Oliveira, Chief	2017	$331,133	—	$132,432	—	$94,373	$2,249	$557,938
Operating Officer	2016	$331,133	—	—	—	$23,179	$3,237	$357,549

(1)	We did not grant stock options to Mr. Johnson, Mr. McGowan or Ms. Oliveira in 2017 or 2016.
(2)	Bonuses paid with respect to our Fiscal 2016 were generally calculated by reference to certain targets relating to EBITDA (60%), revenue (24%), operational excellence (10%) and employee retention (6%).
(3)	Represents amount of Company dining program benefit.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information regarding outstanding equity awards of our NEOs as of January 1, 2018. The market value of the shares in the following table is the fair market value of such shares at January 1, 2018.

		Option Awards					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)(2)	Market Value of Shares or Units of Stock that Have Not Vested ($)
Lawrence J. Johnson	7/20/2012	417,525	—	—	$7.64	7/20/2022	—	—
	7/20/2012	120,929	—	—	$15.27	7/20/2022	—	—
	9/29/2017	—	—	—	—	—	20,072	$232,835
	12/1/2017	—	—	—	—	—	21,929	$254,376
George B. McGowan	7/15/2013	150,716	37,679	—	$8.06	7/15/2023	—	—
	7/15/2013	63,136	15,786	—	$16.11	7/15/2023	—	—
	9/29/2017	—	—	—	—	—	8,475	$98,130
	12/1/2017	—	—	—	—	—	9,259	$107,404
Selma Oliveira	7/20/2012	188,395	—	—	$7.64	7/20/2022	—	—
	7/20/2012	78,922	—	—	$15.27	7/20/2022	—	—
	9/29/2017	—	—	—	—	—	5,340	$61,944
	12/1/2017	—	—	—	—	—	5,834	$67,674

(1)	The stock option grants under the 2012 Plan were typically granted to employees in two tranches, each tranche with separate exercise prices. The option grants vest and become exercisable upon both (i) the completion of a vesting period and (ii) the satisfaction of a Liquidity Event, as that term is defined in the stock option award agreement. Under the terms of the stock option award agreement, a Liquidity Event is defined as the earlier to occur of (i) a change in control transaction or (ii) an initial public offering. Upon the closing of the Company’s IPO, the Liquidity Event vesting condition was satisfied. Each stock option grant vests over five years in equal annual installments on the anniversary date of grant.
(2)	On July 20, 2012, Ms. Oliveira was granted 52,800 shares of restricted stock that vest over four years and three months and 13,416 shares of restricted stock that vest over five years and three months. For all grants made to Ms. Oliveira, the restricted shares vest in equal annual installments commencing on the 15-month anniversary of the date of grant, i.e., October 20, 2013.

Agreements with Named Executive Officers

Lawrence J. Johnson

On July 20, 2012, we entered into an Amended and Restated Employment Agreement with Lawrence J. Johnson, our Chief Executive Officer.

The initial term of Mr. Johnson’s employment agreement expired on December 31, 2017, but the agreement provides for automatic one-year renewals, unless either we or Mr. Johnson give notice of our or his intention not to extend the term at least 90 days prior to the expiration of any term. Mr. Johnson’s agreement was renewed until December 31, 2018. Under his employment agreement, Mr. Johnson receives a minimum annual base salary of $700,000. Mr. Johnson is also eligible to receive an annual performance bonus each year, if budget and performance goals established by our board of directors are met, and is entitled to participate in customary benefit plans.

If we terminate Mr. Johnson’s employment without cause, or if Mr. Johnson resigns for good reason, he will be entitled to the following: (i) payment of (x) accrued compensation and unpaid base salary through the date of such termination, (y) any amounts previously deferred by Mr. Johnson and (z) the payment or reimbursement for expenses incurred prior to the date of such termination; (ii) an amount equal to two times the sum of (x) base salary plus (y) all annual bonus and annual performance bonus paid or payable for the fiscal year immediately preceding the fiscal year in which such termination of employment occurs; and (iii) continued participation, at our expense, in our health and welfare programs for a period of two years after the date of termination. Any payments in accordance with (ii) above shall be paid in cash at the following times: 50% within 30 days following the termination date, 25% on the six-month anniversary of the termination date and the remaining 25% on the 12-month anniversary of the termination date.

For purposes of Mr. Johnson’s employment agreement with us, a termination for cause will be deemed to have occurred upon the happening of the following, subject to a cure right: (i) his misappropriation or theft of our or any of our subsidiary’s funds or property; (ii) his conviction or entering of a plea of nolo contendere of any fraud, misappropriation, embezzlement or similar act, felony or crime involving dishonesty or moral turpitude; (iii) his engagement in any conduct that is materially injurious to us; (iv) his material breach of his employment agreement or material failure to perform any of his duties owed to us; or (v) his commission of any act involving willful malfeasance or gross negligence or his failure to act involving material nonfeasance.

Under Mr. Johnson’s employment agreement with us, good reason means the following: (i) our assignment to Mr. Johnson of any duties that are materially inconsistent with his position, authority, duties or responsibilities or any actions by us that result in a material diminution in his position, authority, duties or responsibilities, subject to a 30-day remedial period; (ii) our material breach of Mr. Johnson’s employment agreement, which breach remains uncured for 10 days; (iii) any reduction of Mr. Johnson’s base salary or bonus amount, unless such reduction is applied to all of our executives, and our board of directors has determined in good faith that such reduction, not to exceed 20% in the aggregate, is necessary for us to comply with our financial obligations to third parties or to preserve our company as a going concern; (iv) our requiring Mr. Johnson (x) to be based at any office or location that is more than 50 miles from his initial location of employment in Dallas, Texas, unless the majority of our executive officers and directors are relocated to such location and Mr. Johnson receives relocation benefits pursuant to his employment agreement or (y) to be based at a location other than our principal executive offices; (v) any purported termination by us of Mr. Johnson’s employment other than as expressly permitted by his employment agreement; or (vi) our failure to require any of our successors to expressly assume and agree to perform our obligations under his employment agreement.

Under his employment agreement, Mr. Johnson is subject to restrictive covenants for two years after a termination of employment, for any reason, pursuant to which he cannot compete with us or solicit business or employees.

George B. McGowan

On July 15, 2013, we entered into an Employment Agreement with George B. McGowan, our President.

The term of Mr. McGowan’s employment agreement expired on December 31, 2017, but the agreement provides for automatic one-year renewals, unless either we or Mr. McGowan give notice of our or his intention not to extend at least 90 days prior to the expiration of any term. Mr. McGowan’s agreement was renewed until December 31, 2018. Under his employment agreement, Mr. McGowan receives a minimum annual base salary of $375,000. Mr. McGowan is also eligible to receive an annual performance bonus each year, if budget and performance goals established by our board of directors are met, and is entitled to participate in customary benefit plans.

If we terminate Mr. McGowan’s employment without cause, he will be entitled to the following: (i) payment of (x) accrued compensation and unpaid base salary through the date of such termination, (y) any amounts previously deferred by Mr. McGowan and (z) the payment or reimbursement for expenses incurred prior to the date of such termination; (ii) an amount equal to one times the sum of (x) base salary plus (y) all annual bonus and annual performance bonus paid or payable for the fiscal year immediately preceding the fiscal year in which such termination of employment occurs; and (iii) continued participation, at our expense, in our health and welfare programs for a period of six months after the date of termination. Any payments in accordance with (ii) above shall be paid in cash at the following times: 50% within 30 days following the termination date, 25% on the six-month anniversary of the termination date and the remaining 25% on the 12-month anniversary of the termination date.

For purposes of Mr. McGowan’s employment agreement with us, a termination for cause will be deemed to have occurred upon the happening of the following, subject to a cure right: (i) his misappropriation or theft of our or any of our subsidiary’s funds or property; (ii) his conviction or entering of a plea of nolo contendere of any fraud, misappropriation, embezzlement or similar act, felony or crime involving dishonesty or moral turpitude; (iii) his engagement in any conduct that is materially injurious to us; or (iv) his commission of any act involving willful malfeasance or gross negligence or his failure to act involving material nonfeasance.

Under his employment agreement, Mr. McGowan is subject to restrictive covenants for two years after a termination of employment, for any reason, pursuant to which he cannot compete with us or solicit business or employees.

Selma Oliveira

On July 11, 2014, we entered into an Employment Agreement with Selma Oliveira, our Chief Operating Officer. The term of Ms. Oliveira’s employment agreement expired on December 31, 2017, but the agreement provides for automatic one-year renewals, unless either we or Ms. Oliveira give notice of our or her intention not to extend at least 90 days prior to the expiration of any term. Ms. Oliveira’s agreement was renewed until December 31, 2018. Under her employment agreement, Ms. Oliveira receives a minimum annual base salary of $320,000. Ms. Oliveira is eligible to receive an annual performance bonus each year, if performance goals established by our board of directors are met, and is entitled to participate in customary benefit plans.

If we terminate Ms. Oliveira’s employment without cause, she will be entitled to the following: (i) payment of (x) accrued compensation and unpaid base salary through the date of such termination, (y) any amounts previously deferred by Ms. Oliveira and (z) the payment or reimbursement for expenses incurred prior to the date of such termination; (ii) an amount equal to one-third of the base salary and (iii) continued participation, at our expense, in our health and welfare programs for a period of two years after the date of termination.

Definition of cause under Ms. Oliveira’s employment agreement is the same as that in Mr. Johnson’s employment agreement.

Change of Control Agreements

On December 1, 2017, our Board of Directors approved Change of Control Agreements (the “CoC Agreements”) for certain of our employees, including Mr. Johnson, Mr. McGowan and Mrs. Oliveira. Each CoC Agreement has a term of three years. Under the terms of each CoC Agreement, if, during the term of the CoC Agreement, the employee’s employment is terminated by the Company or its successor within two years following a change of control of the Company, other than for death, disability or “cause,” or by the employee for “good reason,” as those terms are defined in the agreement, he or she is entitled to receive:

•	a lump sum payment in an amount equal to a stated multiple times the sum of (a) base pay (at the rate in effect for the year in which the termination date occurs), plus (b) bonus pay opportunity (at the targeted amount in effect for the year in which the termination date occurs or, if the bonus pay opportunity shall not have been established or shall be reduced after a change in control, the highest aggregate bonus pay opportunity as in effect for any of the three fiscal years immediately preceding the year in which the change in control occurred); and

•	continuation for 18 months of all welfare benefits substantially similar to those that the employee was receiving or entitled to receive immediately prior to the termination date.

The applicable multiple under Mr. Johnson’s CoC Agreement is two and the applicable multiple for each of Mr. McGowan and Mrs. Oliveira is one. Upon a change of control, each employee’s equity awards will vest and any applicable restrictions will lapse.

Equity-Based Awards

Pursuant to the terms of the Merger Agreement:

•	each outstanding stock option, whether or not exercisable or vested, was canceled, and the holder of such stock option became entitled to receive an amount in cash, less applicable tax withholding, equal to (i) the excess, if any, of (a) the Per Share Merger Consideration minus (b) the exercise price per share of common stock subject to such stock option, multiplied by (ii) the number of shares of common stock subject to such stock option immediately prior to the Effective Time;

•	the restrictions on each outstanding share of restricted common stock (excluding shares of performance-based restricted common stock discussed below) lapsed, and the holder of such share of restricted common stock became entitled to receive, in respect of such share, an amount in cash, less applicable tax withholding, equal to the Per Share Merger Consideration; and

•	the restrictions on each outstanding share of restricted common stock subject to performance-based vesting conditions lapsed, and the holder of each award of performance-based restricted stock became entitled to receive an amount in cash, less applicable tax withholding, equal to (i) the Per Share Merger Consideration multiplied by (ii) the number of shares of common stock subject to such award of performance-based restricted stock (assuming that the performance conditions on such restricted stock are deemed to be achieved at the target performance level).

The material terms of our equity incentive plans are described below.

2012 Omnibus Equity Incentive Plan

General

Our 2012 Omnibus Equity Incentive Plan (the “2012 Plan”) was adopted July 20, 2012. The following is a summary of the material features of the 2012 Plan.

Awards

Awards granted under the 2012 Plan may consist of incentive stock options (“ISOs”), nonqualified stock options, stock appreciation rights (“SARs”), restricted stock and other share-based awards. Each award is subject to the terms and conditions set forth in the 2012 Plan and to those other terms and conditions specified by the board and memorialized in a written award agreement.

Shares Subject to the 2012 Plan

Subject to adjustment in certain circumstances as discussed below, the 2012 Plan authorizes up to 2,291,296 shares of our common stock for issuance pursuant to the terms of the 2012 Plan, excluding 640,263 shares of restricted stock that were issued in connection with the Acquisition. If and to the extent awards granted under the 2012 Plan, other than restricted stock issued in connection with the Acquisition, expire, are forfeited, are cancelled or are otherwise terminated without consideration, the shares subject to such awards will again be available for grant under the 2012 Plan. To the extent any shares subject to an award are tendered to or withheld by us as partial or full payment for the purchase price or to satisfy all or part of our tax withholding obligation with respect to an award, those shares will not be available for grant under the 2012 Plan.

In the event of any corporate event or transaction such as a merger, consolidation, reorganization, recapitalization, separation, stock dividend, stock split, reverse stock split, split-up, spin-off, combination of shares, exchange of shares, dividend in kind, extraordinary cash dividend, amalgamation, or other similar change in capital structure (other than normal cash dividends to our stockholders), or any similar corporate event or transaction, the board, to prevent dilution or enlargement of rights under the 2012 Plan, shall substitute or adjust, in its sole discretion, the number and kind of shares or other property that may be issued under the 2012 Plan or under particular forms of awards, the number and kind of shares or other property subject to outstanding awards, the option, grant or purchase price applicable to outstanding awards and/or other value determinations (including performance conditions) applicable to the 2012 Plan or outstanding awards.

Administration

The 2012 Plan is administered and interpreted by our board. Our board has full authority (i) to interpret and administer the 2012 Plan, (ii) to select the directors, employees and consultants to whom awards will be granted and (iii) to determine the type and amount of awards, as well as the terms and conditions of such awards, to be granted to each such director, employee or consultant. Our board also has full authority to specify the time(s) at which awards will be exercisable or settled. All actions taken and all interpretations and determinations made by the board will be final and binding on the participants of the 2012 Plan, us and all other interested individuals.

Eligibility

Employees, directors and consultants, as our board in its sole discretion determines and whom our board may designate from time to time to receive awards under the 2012 Plan, are eligible to participate in the 2012 Plan; provided that stock options and SARs may only be granted to those employees, directors and consultants with respect to whom we are an “eligible issuer” within the meaning of Section 409A of the Code.

Stock Options

Our board may grant stock options to purchase a stated number of shares at a price established by the board, subject to the terms and conditions described in the 2012 Plan and to such additional terms and conditions, as established by the board, in its sole discretion, that are consistent with the provisions of the 2012 Plan. Our board may grant nonqualified stock options and stock options qualifying as ISOs under Section 422 of the Code; provided that ISOs may only be granted to our employees.

The exercise price of any stock option granted under the 2012 Plan will be not less than the fair market value of our common stock, par value $0.01 per share, on the date the stock option is granted.

Our board may determine the term for each stock option; provided, however, that the term of any stock option may not exceed ten years from the date of grant. The vesting schedule for each stock option will be determined by our board and set forth in the applicable award agreement.

Generally, payment of the option exercise price must be made in full at the time of exercise and may be made using one of the following methods, at the election of the option holder: (a) in cash or its equivalent (e.g., by cashier’s check); (b) to the extent permitted by the board, in shares (whether or not previously owned) having a fair market value equal to the aggregate option exercise price for the shares being purchased and satisfying such other requirements as may be imposed by the board; (c) partly in cash and, to the extent permitted by the board, partly in such shares (as described in (b) above); (d) to the extent permitted by the board, by reducing the number of shares otherwise deliverable upon the exercise of the stock option by the number of shares having a fair market value equal to the option exercise price; or (e) if there is a public market for the shares at such time, subject to such requirements as may be imposed by the board, through the delivery of irrevocable instructions to a broker to sell shares obtained upon the exercise of the stock option and to deliver promptly to us an amount out of the proceeds of such sale equal to the aggregate option exercise price for the shares being purchased.

SARs

Our board is authorized to grant stock SARs, which provide the right to receive, upon exercise thereof, the excess of: (a) the fair market value of a specified number of shares on the date of exercise over (b) the grant price of the right as specified by the board on the date of the grant. Such payment may be in the form of cash, shares, other property or any combination thereof, as the board shall determine in its sole discretion. No SAR may have a term of more than ten years from the date of grant.

Restricted Stock

Our board is authorized to grant awards of restricted stock, which awards are subject to forfeiture upon the occurrence of specified events. Participants shall be awarded restricted stock in exchange for consideration not less than the minimum consideration required by applicable law. Prior to the end of the restricted period, shares received as restricted stock may not be sold or disposed of by participants, and may be forfeited in the event of a termination of employment in certain circumstances. The board will determine and set forth in an award agreement whether an award of restricted stock entitles the participant to all of the rights of a stockholder, including the right to vote and the right to receive any dividends thereon.

Other Share-Based Awards

Our board is authorized to grant other share-based awards, valued in whole or in part, by reference to, or otherwise based on, the fair market value of shares of our common stock, including restricted stock units (“RSUs”), dividend equivalent rights and other phantom awards, under the 2012 Plan. The board will determine the terms and conditions of such other share-based awards.

Effects of Termination of Service with Us

Unless otherwise provided in an award agreement, in the event (a) a participant’s service is terminated for cause, as defined in the 2012 Plan, (b) the participant’s service is terminated due to the participant’s resignation after an inquiry by the board as to the existence of cause has been initiated and the board determines that cause existed as of the date of such resignation, or (c) the board determines that a participant’s acts or omissions constitute cause, all outstanding awards held by the participant shall terminate and be forfeited without consideration, effective on the date the participant’s service is terminated for cause or the date the act or omission constituting cause is determined to have occurred, as applicable.

Unless otherwise provided in an award agreement, in the event a participant’s service is terminated due to death or disability (and cause does not exist as of such date): (a) all unvested awards held by the participant shall terminate and be forfeited without consideration, effective as of the date service is terminated and (b) all vested stock options and SARs shall terminate on the earlier of (i) one year following the termination of service and (ii) the expiration of the term of such stock options and SARs.

Unless otherwise provided in an award agreement, in the event a participant’s service is terminated for any reason other than cause, disability or death, (a) all unvested awards held by the participant shall terminate and be forfeited without consideration, effective as of the date the participant’s service is terminated and (b) all vested stock options and SARs shall terminate on the earlier of (i) 90 days following such termination of service and (ii) the expiration of the term of such stock options and SARs.

Amendment and Termination of the 2012 Plan

The 2012 Plan will terminate on the tenth anniversary of the effective date. Our board may amend, alter, suspend, discontinue or terminate the 2012 Plan, or any portion thereof, or any award (or award agreement) at any time, in its sole discretion; provided that no action taken by the board shall adversely affect the rights granted to any participant under any outstanding awards (other than pursuant to certain provisions of the 2012 Plan, or as the board deems necessary to comply with applicable law) without the participant’s written consent.

Change of Control

In the event of a change of control of us, our board is authorized (but not obligated) to make adjustments in the terms and conditions of outstanding awards, including (a) continuation or assumption of outstanding awards under the 2012 Plan by us (if we are the surviving company or corporation) or by the surviving company or corporation or its parent; (b) substitution by the surviving company or corporation or its parent of awards with substantially the same terms for outstanding awards (excluding the consideration payable upon settlement of the awards); (c) accelerated exercisability, vesting and/or lapse of restrictions under outstanding awards immediately prior to the occurrence of such event; (d) upon written notice, provide that any outstanding awards must be exercised, to the extent then exercisable, during a reasonable period of time immediately prior to the scheduled consummation of the event or such other period as determined by the board (contingent upon the consummation of the event); (e) cancellation of all or any portion of outstanding awards for fair value (in the form of cash, shares, other property or any combination thereof) as determined in the sole discretion of our board and which value may be zero and which will be equal to the applicable spread value, if any, in the case of options; and (f) cancellation of all or any portion of outstanding unvested and/or unexercisable awards for no consideration.

Unless otherwise specified in the award agreement, a change in control under the 2012 Plan means any transaction or a series of related transactions as a result of which any person or group of persons other than THL Funds (a) acquires (whether by purchase, exchange, tender offer, merger, consolidation, recapitalization, redemption, reorganization, issuance of capital stock or otherwise) directly or indirectly more than 50% of the voting power of us or more than 50% of common stock equivalents that were issued and outstanding immediately prior to such transaction or series of transactions, or (b) acquires assets constituting all or substantially all of our assets.

To the extent necessary to comply with Section 409A of the Code with respect to the payment of deferred compensation, a change of control under the 2012 Plan will be limited to a “change in control event” as defined in Treasury Regulations Section 1.409A-3(i)(5).

See “Item 11. Executive Compensation – Executive Compensation – Equity-Based Awards” for information about the treatment and disposition of all equity-based awards under the Merger Agreement.

2015 Omnibus Incentive Plan

General

Our 2015 Omnibus Incentive Plan (the “2015 Plan”) was adopted in June 2015. The following is a summary of the material features of the 2015 Plan.

Awards

Awards granted under the 2015 Plan may consist of ISOs, nonqualified stock options, SARs, restricted stock, RSUs, other share-based awards and cash awards. Each award will be subject to the terms and conditions set forth in the 2015 Plan and to those other terms and conditions specified by the compensation committee and memorialized in a written agreement.

Shares Subject to the 2015 Plan

Subject to adjustment in certain circumstances as discussed below, the 2015 Plan authorizes up to 1,200,000 shares of our common stock for issuance. The maximum number of shares available for granting ISOs under the 2015 Plan is 1,000,000.

Shares of common stock subject to an award under the 2015 Plan that remain unissued upon the forfeiture, cancellation, termination or settlement in cash of the award will again become available for grant under the 2015 Plan.

Subject to adjustment in certain circumstances as discussed below, the maximum number of shares with respect to awards under the 2015 Plan that can be granted to any single individual during any plan year will be 210,000 for employees, non-employee directors and consultants. The maximum number of stock options that may be granted to any employee, non-employee director or consultant during any plan year will be 210,000, and the maximum number of SARs that may be granted to any employee, non-employee director or consultant under any equity plan in any plan year will be 210,000.

In the event of any corporate event or transaction involving us, a subsidiary and/or an affiliate (including, but not limited to, a change in our shares or our capitalization) such as a merger, consolidation, reorganization, recapitalization, separation, extraordinary stock dividend, stock split, reverse stock split, split up, spin-off, combination of shares, exchange of shares, dividend in kind, extraordinary cash dividend, amalgamation, or other similar change in capital structure (other than normal cash or stock dividends to our stockholders), or any similar corporate event or transaction, the compensation committee, to prevent dilution or enlargement of participants’ rights under the 2015 Plan, will, subject to compliance with Section 409A of the Code, substitute or adjust, in its sole discretion, the number and kind of shares or other property that may be issued under the 2015 Plan or under particular forms of awards, the number and kind of shares or other property subject to outstanding awards, the option exercise price, grant price or purchase price applicable to outstanding awards, the annual award limits and/or other value determinations applicable to the 2015 Plan or outstanding awards.

Administration

The 2015 Plan is administered by our compensation committee. The compensation committee will have full authority to: (i) interpret and administer the 2015 Plan, (ii) select the eligible individuals who will receive awards, (iii) determine the type and number of awards to be granted to each such individual and (iv) determine the terms and conditions of those awards.

Eligibility

Employees, non-employee directors and consultants, as the compensation committee in its sole discretion determines and whom our compensation committee may designate from time to time to receive awards under the 2015 Plan, will be eligible to participate in the 2015 Plan.

Stock Options

Our compensation committee may grant stock options to purchase a stated number of shares at a price established by the compensation committee, subject to the terms and conditions described in the 2015 Plan and to such additional terms and conditions, as established by the compensation committee, in its sole discretion, that are consistent with the provisions of the 2015 Plan. Our compensation committee may grant nonqualified stock options and stock options qualifying as ISOs under Section 422 of the Code; provided that ISOs may only be granted to our employees.

The exercise price of any stock option granted under our 2015 Plan will not be less than 100% of the fair market value of our common stock on the date of grant, or 110% of fair market value in the case of ISOs granted to 10% stockholders. The maximum term of a stock option granted under our 2015 Plan will be ten years, or five years in the case of ISOs granted to 10% stockholders. The vesting schedule and performance goals, if any, for each stock option will be determined by the compensation committee.

SARs

Our compensation committee may grant SARs under the 2015 Plan either alone or in addition to other awards granted under the 2015 Plan. The grant price of each SAR will be not less than 100% of the fair market value of the related shares of common stock on the date of grant. The maximum term of all SARs granted under the 2015 Plan will be determined by the compensation committee, but may not exceed ten years. Upon exercise, each SAR may be settled in shares of common stock, cash, other property or any combination thereof.

Restricted Stock and RSUs

Our compensation committee may grant restricted stock and RSUs under the 2015 Plan. The compensation committee will determine the vesting schedule and performance goals, if any, applicable to the grant of restricted stock and RSUs. If the restrictions, performance goals or other conditions determined by the compensation committee are not satisfied, the restricted stock and RSUs will be forfeited.

Unless the applicable award agreement provides otherwise, participants with grants of restricted stock and RSUs will generally have none of the rights of a stockholder during the restricted period; provided that the compensation committee will determine and set forth in the applicable award agreement whether or not a participant holding restricted stock under the 2015 Plan has the right to exercise voting rights with respect to such restricted stock during the restricted period. Participants will have no right to receive dividends, dividend equivalents or other distributions on a current basis with respect to restricted stock or RSUs during the restricted period.

Other Share-Based Awards

Our compensation committee will be authorized to issue other share-based awards, valued in whole or in part by reference to, or otherwise based on, the fair market value of shares of our common stock, including phantom awards, under the 2015 Plan. The compensation committee will determine the terms and conditions of such other share-based awards.

Cash Awards

Bonuses that are payable solely in cash may also be granted under the 2015 Plan, and may be granted contingent upon the achievement of performance goals. The maximum amount of cash awards that may be granted to any single individual during any plan year will be $1,000,000.

Performance Goals

The vesting of awards that are intended to qualify as “performance-based compensation” for purposes of Section 162(m) of the Code will be based upon a pre-established formula that includes one or more of the following criteria: (a) consolidated earnings before or after taxes (including EBITDA); (b) net income before or after taxes; (c) operating income; (d) earnings per share; (e) book value per share; (f) return on stockholders’ equity; (g) expense management; (h) return on investment; (i) improvements in capital structure; (j) profitability of an identifiable business unit or product; (k) maintenance or improvement of profit margins; (l) stock price; (m) market share; (n) revenue or sales; (o) costs; (p) cash flow (including, but not limited to, operating cash flow and free cash flow); (q) working capital; (r) return on assets; (s) attainment of objectives relating to store remodels or repair and maintenance; (t) staff training; (u) corporate social responsibility policy implementation; (v) economic value added; (w) debt reduction; (x) completion of acquisitions or divestitures; (y) operating efficiency; (z) sales per square foot; (aa) revenue mix; (bb) capital expenditures versus budgeted expenditures (total, exclusive of IT/Games, or maintenance only); (cc) operating income; (dd) income from franchise units; (ee) unit-level EBITDA less general and administrative expenses; (ff) manager’s operating contribution; (gg) regional operating contribution; (hh) profitability of various revenue streams; (ii) cash flow per share (before and after dividends or before and after debt payments); (jj) total stockholder return (relative to industry/peer group and/or absolute); (kk) lease executions; (ll) franchise unit growth; (mm) employee turnover/retention (for entire population or a subset of employee population); (nn) employee satisfaction; (oo) guest satisfaction (overall and/or specific metrics); (pp) guest traffic; (qq) guest loyalty (including but not limited to participation and satisfaction); (rr) attainment of strategic and operational initiatives; (ss) marketing/brand awareness scores; (tt) third-party operational/compliance audits; (uu) balanced scorecard; (vv) culinary product pipeline goals; (ww) guest experience; (xx) inventory turnover; (yy) brand positioning goals; (zz) comparable store sales; (aaa) return on invested capital; (bbb) new store openings; (ccc) development pipeline goals; (ddd) attainment of objectives relating to acquisitions or divestitures; (eee) attainment of specified business expansion goals; and (fff) expansion of specified programs or initiatives.

Any performance measure may be (i) used to measure our performance, or that of any of our subsidiaries or affiliates, as a whole, any business unit thereof or any combination thereof against any goal including past performance or (ii) compared to the performance of a group of comparable companies, or a published or special index, in each case as the compensation committee, in its sole discretion, deems appropriate. To the extent permitted by Section 162(m) of the Code, the compensation committee may adjust the performance goals (including to prorate goals and payments for any partial year) in consideration of the following: (a) the effects of changes in accounting standards or principles and in tax rules or regulations; (b) extraordinary gains and losses; (c) any costs and/or expenses attributable to an acquisition, including those related to the negotiation, completion and/or integration of an acquisition, incurred during the plan year; (d) any costs related to the purchase accounting step up in the basis of tangible or intangible assets not classified as depreciation or amortization; (e) any costs and/or expenses associated with the sale or separation (or attempted sale or separation) of a business in the plan year; (f) the reported results of an acquisition completed in the plan year; (g) any costs and/or expenses attributable to a financing transaction; (h) any costs related to the opening and organizing of new restaurants; (i) any litigation or claim judgments or settlements; and (j) any significant or non-recurring items.

Amendment and Termination of the 2015 Plan

The 2015 Plan will terminate on the tenth anniversary of its effective date. The 2015 Plan will terminate sooner if, prior to the end of the ten-year term, the maximum number of shares available for issuance under the 2015 Plan has been issued.

The Compensation Committee may amend, alter, suspend, discontinue or terminate the 2015 Plan, but no such action may materially impair the rights of any participant with respect to outstanding awards without the participant’s consent. No amendment, alteration, suspension, discontinuance or termination of the 2015 Plan may be made without stockholder approval (i) if such approval is necessary to comply with any tax or regulatory requirement applicable to the 2015 Plan, (ii) if such action increases the number of shares available under the 2015 Plan unless otherwise permitted, (iii) if such action results in a material increase in benefits permitted under the 2015 Plan or (iv) for any action that results in a reduction of the option exercise price or grant price of any outstanding stock option or SAR or the cancellation of any outstanding stock option or SAR in exchange for cash.

Change of Control

In the event of a change of control of us, our compensation committee is authorized (but not obligated) to make adjustments in the terms and conditions of outstanding awards, including (i) continuation or assumption of outstanding awards under the 2015 Plan by us (if we are the surviving company or corporation) or by the surviving company or corporation or its parent; (ii) substitution by the surviving company or corporation or its parent of awards with substantially the same terms for outstanding awards (excluding the consideration payable upon settlement of the awards); (iii) accelerated exercisability, vesting and/or lapse of restrictions under outstanding awards immediately prior to the occurrence of such event; (iv) upon written notice, provide that any outstanding awards must be exercised, to the extent then exercisable, during a reasonable period of time immediately prior to the scheduled consummation of the event or such other period as determined by the compensation committee (contingent upon the consummation of the event); and (v) cancellation of all or any portion of outstanding awards for fair value as determined in the sole discretion of our compensation committee.

For purposes of the 2015 Plan, a “change of control” will mean the occurrence of one or more of the following: (i) a person or entity other than Thomas H. Lee Partners, L.P., Thomas H. Lee Equity Fund VI, L.P., Thomas H. Lee Parallel Fund VI, L.P., Thomas H. Lee Parallel (DT) Fund VI, L.P. or any affiliated fund becomes the beneficial owner of, or has acquired during the 12-month period ending on the date of the most recent acquisition by such person, 30% or more of our combined voting power; (ii) an unapproved change in the majority membership of our board during any period of 12 consecutive months; (iii) a reorganization, merger, consolidation or similar event to which we are a party or the consummation of a transaction (or series of transactions within a 12-month period) constituting a sale of all or substantially all of our assets other than (A) an event in which all or substantially all of the beneficial owners of our common stock immediately prior to such event are the beneficial owners, directly or indirectly of 50% or more of the combined voting power of the outstanding securities entitled to vote in the election of directors of any successor entity, (B) no person is the beneficial owner, directly or indirectly, of 30% or more of the combined voting securities entitled to vote in the election of directors of any successor entity, and (C) at least a majority of the members of the board of directors of any successor entity were members of the incumbent board; or (iv) stockholder approval of a complete liquidation or dissolution of us.

To the extent any award provides for accelerated vesting on a change of control of amounts that would constitute “deferred compensation” (as defined in Section 409A of the Code), if the event constituting a change of control does not also constitute a change in the ownership or effective control of us, or in the ownership of a substantial portion of our assets (in either case, as defined in Section 409A of the Code), such amount will not be distributed on the change of control but instead will vest as of the change of control and will be distributed on the scheduled distribution dates.

See “Item 11. Executive Compensation – Executive Compensation – Equity-Based Awards” for information about the treatment and disposition of all equity-based awards under the Merger Agreement.

Compensation Recovery

If a participant receives compensation pursuant to an award based on financial statements that are subsequently required to be restated in a way that would decrease the value of such compensation, the participant will, upon the written request of the compensation committee and in the compensation committee’s sole discretion, forfeit and repay to us the difference between what the participant received and what the participant should have received based on the accounting restatement, in accordance with (a) our compensation recovery, “clawback” or similar policy, if any, as may be in effect from time to time and (b) any compensation recovery, “clawback” or similar policy made applicable by law.

Fogo de Chão, Inc. Management Incentive Plan

General

We have a Management Incentive Plan that is intended to enhance our ability to attract and retain highly qualified executives, to provide additional financial incentives to such executives and to promote our and our subsidiaries’ success through awards of incentive compensation that satisfy the requirements for performance-based compensation under Section 162(m) of the Code.

Administration

The Management Incentive Plan is administered by our Compensation Committee.

Eligible Employees

Not later than the 90th day of the start of the applicable performance period, our Compensation Committee will designate those of our executive officers who will be deemed our “covered employees,” as defined in Section 162(m) of the Code.

Performance Goals

The maximum amount of compensation payable to any such covered employee for the applicable performance period will be 6% of Adjusted EBITDA, which will be calculated as follows: (a) income from continuing operations; plus (b) income tax expense; plus (c) interest expense; minus (d) interest income; plus (e) depreciation expense; and plus (f) amortization expense. Adjusted EBITDA will be calculated without regard to: (i) the effects of changes in accounting standards or principles and in tax rules or regulations; (ii) any ongoing and/or one-time costs and/or expenses attributable to an acquisition, including those related to the negotiation, completion and/or integration of an acquisition, incurred during the applicable fiscal year; (iii) any costs related to the purchase accounting step up in the basis of tangible or intangible assets not classified as depreciation or amortization; (iv) any ongoing and/or one-time costs and/or expenses associated with the sale or separation (or attempted sale or separation) of a business in the applicable fiscal year; (v) the reported results of an acquisition completed in the applicable fiscal year; (vi) any ongoing and/or one-time costs and/or expenses attributable to a financing transaction; (vii) any pre-opening costs; (viii) any litigation or claim judgments or settlements; and (ix) any significant or non-recurring items which are disclosed in management’s discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K for such period. Notwithstanding the foregoing, in the event that a business is sold or separated from us during the applicable fiscal year, such business’ target and adjusted actual results will be eliminated from all calculations.

Negative Discretion

At any time before an incentive amount for a performance period is paid, our Compensation Committee may, in its sole discretion, determine to pay an amount that is less than the maximum payable amount, or to pay no amount. The amount by which a covered employee’s maximum payable amount is reduced cannot be paid to any other covered employee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Upon consummation of the Merger, Prime Cut Intermediate Holdings Inc. (“Prime Cut”), a Delaware corporation, became the owner of all of our equity securities. As of April 5, 2018, Prime Cut is currently indirectly wholly owned by Rhône Partners V L.P., Rhône Offshore Partners V L.P. and Rhône Coinvestment V L.P., each of which is an investment fund affiliated with Rhône Capital V L.P. Prime Cut’s principal executive office is located at c/o Rhône Capital V L.P., 630 Fifth Avenue, Suite 2710, New York, NY 10111.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Controlled Company

Prior to the Merger, we were a “controlled company” within the meaning of NASDAQ corporate governance standards. Under these standards, a company need not comply with certain corporate governance requirements, including the following requirements:

•	that a majority of our board of directors consist of “independent directors” as defined under NASDAQ rules;

•	that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities;

•	that we have a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities, or otherwise have director nominees selected by vote of a majority of the independent directors; and

•	for an annual performance evaluation of the nominating and corporate governance and compensation committees.

We were not required to have a majority of independent directors on our board of directors and our compensation committee and nominating and corporate governance committee did not consist entirely of independent directors and are not subject to annual performance evaluations.

Indemnification Agreements and Directors and Officers Liability Insurance

We have indemnification agreements with each of our directors and executive officers. Each indemnification agreement provides that, subject to limited exceptions, and among other things, we will indemnify the director or executive officer to the fullest extent permitted by law for claims arising in his or her capacity as our director or officer. We maintain directors’ and officers’ liability insurance to provide our directors and officers with insurance coverage for losses arising from claims based on breaches of duty, negligence, errors and other wrongful acts.

Approval of Related Person Transactions

Prior to the Merger, our Audit Committee was responsible for reviewing and approving related person transactions. The policy with respect to related person transactions applied to transactions, arrangements and relationships (or any series of similar transactions, arrangements or relationships) that meet the following criteria:

•	the amount involved exceeds $120,000;

•	we or any of our subsidiaries is or will be a participant; and

•	our executive officers, directors, director nominees or 5% stockholders, or any immediate family member of any of our executive officers, directors, director nominees or 5% stockholders, have or will have a direct or indirect material interest in the transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness).

In the course of its review and approval of related person transactions, our Audit Committee was to consider the relevant facts and circumstances to decide whether to approve such transactions. In particular, our policy with respect to related person transactions required our Audit Committee to consider, among other factors it deemed appropriate, the following:

•	benefits to us;

•	impact on a director’s independence in the event the related person is a director, an immediate family member of a director or an entity in which a director has a position or relationship;

•	actual or apparent conflict of interest of the related person and the materiality and character of the related person’s direct or indirect interest;

•	availability and opportunity costs of other sources for comparable products or services;

•	terms and commercial reasonableness of the transaction; and

•	terms available to unrelated third parties or to employees generally.

The Audit Committee could only approve those transactions that were in, or are not inconsistent with, our best interests and those of our stockholders, as the Audit Committee determined in good faith. Subsequent to the Merger, our Board reviews and approves related party transactions.

Termination of Amended and Restated Registration Rights Agreement

In connection with the consummation of our initial public offering in June 2015, we entered into an amended and restated registration rights agreement with a collaborative group consisting of funds affiliated with Thomas H. Lee Partners, L.P. (“THL” and along with such funds and their affiliates, the “THL Funds”), other minority investors and certain other current stockholders, including members of our management and Board of Directors, which provided, among other things and subject to certain exceptions and conditions, that we would be required to register shares of common stock beneficially owned by the THL Funds and certain of our other stockholders under the Securities Act, and they would have the right to participate in future registrations of securities by us. The amended and restated registration rights agreement was terminated in connection with the Merger.

Item 14. Principal Accounting Fees and Services.

The following table sets forth the aggregate fees billed for professional services rendered by PricewaterhouseCoopers LLP for the audit of our financial statements for our 2017 and 2016 fiscal years and the aggregate fees for other services rendered by PricewaterhouseCoopers LLP billed in those periods:

	Fiscal 2017	Fiscal 2016
Audit Fees(a)	$809,285	$794,470
Audit Related Fees(b)	—	73,881
Tax Fees(c)	175,893	284,732
All Other Fees(d)	15,129	8,958

	$1,000,307	$1,162,041

(a)	Fees and expenses for fiscal year audits and interim reviews, notwithstanding when the fees and expenses were billed or when the services were rendered. Fees and expenses paid directly by the Company’s Brazilian subsidiary, which are paid in the functional currency of that subsidiary (Brazilian Real), have been translated using the average exchange rate for the respective fiscal years.
(b)	Fiscal 2016 includes fees billed for professional services rendered to assist the Company in assessing its internal controls over financial reporting.
(c)	Tax fees billed during Fiscal 2017 and Fiscal 2016 for professional services rendered for tax compliance, tax return review and preparation and related tax advice.
(d)	Fees for subscription to PricewaterhouseCoopers LLP online services used for accounting research.

The Board of Directors adopted a written policy for the pre-approval of all audit and permissible non-audit services which PricewaterhouseCoopers LLP provides. The policy balances the need for PricewaterhouseCoopers LLP to be independent while recognizing that in certain situations PricewaterhouseCoopers LLP may possess both the technical expertise and knowledge of the Company to advise the Company on issues and matters in addition to accounting and auditing. In general, the Company’s independent registered public accounting firm cannot be engaged to provide any audit or non-audit services unless the engagement is pre-approved by the Audit Committee. All of the fees identified in the table above were approved in accordance with SEC requirements and, following our initial public offering in June 2015, pursuant to the policies and procedures described above.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	Financial Statements

Refer to Index to Financial Statements appearing on page F-1.

(b)	Financial Statement Schedules

No financial statement schedules are provided because the information called for is not required or is shown in the financial statements or the notes thereto.

(c)	Exhibits

The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report.

Exhibit Index

Exhibit Number	Description	Filings Referenced for Incorporation by Reference

2.1	Agreement and Plan of Merger, among Fogo de Chão, Inc., Prime Cut Intermediate Holdings, Inc. and Prime Cut Merger Sub Inc., dated as of February 20, 2018	Exhibit 2.1 of the Company’s Current Report on Form 8-K filed April 5, 2018

3.1	Amended and Restated Certificate of Incorporation of Fogo de Chão, Inc.	Exhibit 3.1 of the Company’s Current Report on Form 8-K filed April 5, 2018

3.2	Bylaws of Fogo de Chão, Inc.	Exhibit 3.2 of the Company’s Current Report on Form 8-K filed April 5, 2018

4.1	Amended and Restated Registration Rights Agreement among Fogo de Chão, Inc., the THL Investors, the Management Stockholders and the Other Investors named therein	Exhibit 4.1 of the Company’s Amendment No. 2 to Form S-1 filed June 8, 2015

10.1#	Brasa (Parent) Inc. 2012 Omnibus Equity Incentive Plan	Exhibit 10.1 of the Company’s Registration Statement on Form S-1 filed April 20, 2015

10.2#	Fogo de Chão, Inc. 2015 Omnibus Incentive Plan	Exhibit 10.2 of the Company’s Amendment No. 3 to Form S-1 filed June 15, 2015

10.3#	Form of Nonqualified Stock Option Award Agreement under the Brasa (Parent) Inc. 2012 Omnibus Equity Incentive Plan	Exhibit 10.3 of the Company’s Registration Statement on Form S-1 filed April 20, 2015

10.4#	Form of Notice of Restricted Stock Issuance under the Brasa (Parent) Inc. 2012 Omnibus Equity Incentive Plan	Exhibit 10.4 of the Company’s Registration Statement on Form S-1 filed April 20, 2015

10.5#	Form of Restricted Stock Agreement under the Brasa (Parent) Inc. 2012 Omnibus Equity Incentive Plan	Exhibit 10.5 of the Company’s Registration Statement on Form S-1 filed April 20, 2015

10.6#	Form of Nonqualified Stock Option Award Agreement under the Fogo de Chão, Inc. 2015 Omnibus Incentive Plan	Exhibit 10.14 of the Company’s Amendment No. 2 to Form S-1 filed June 8, 2015

10.7#	Form of Fogo 2015 Plan Restricted Stock Award Notice and Agreement	Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed August 9, 2017

10.8#	Form of Fogo 2015 Plan Restricted Stock Award Notice and Agreement (2017 Grant -Time Vesting)	Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed November 8, 2017

10.9#	Form of Performance-Based Restricted Stock Award Agreement under the 2015 Omnibus Incentive Plan	Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 7, 2017

10.10#	Fogo de Chão, Inc. Management Incentive Plan	Exhibit 10.15 of the Company’s Amendment No. 3 to Form S-1 filed June 15, 2015

10.11#	Fogo de Chão (Holdings), Inc. Deferred Compensation Plan	Exhibit 10.1 of the Company’s Current Report on Form 8-K filed July 7, 2016.

10.12#	Form of Indemnification Agreement between Fogo de Chão, Inc. and its directors and certain officers	Exhibit 10.12 of the Company’s Amendment No. 2 to Form S-1 filed June 8, 2015

10.13#	Form of Change of Control Agreement	Exhibit 10.2 of the Company’s Current Report on Form 8-K filed December 7, 2017

10.14#	Amended and Restated Employment Agreement with Lawrence J. Johnson dated as of July 20, 2012	Exhibit 10.6 of the Company’s Amendment No. 1 to Form S-1 filed May 27, 2015

10.15#	Employment Agreement with George Barry McGowan dated as of July 15, 2013	Exhibit 10.14 of the Company’s Annual Report on Form 10-K filed March 30, 2016

10.16#	Employment Agreement with Selma Oliveira dated as of July 11, 2014	Exhibit 10.14 of the Company’s Registration Statement on Form S-1 filed April 20, 2015

10.17	Director Securities Purchase Agreement by and between Fogo de Chão, Inc. and Gerald W. Deitchle dated February 6, 2015	Exhibit 10.16 of the Company’s Amendment No. 2 to Form S-1 filed June 8, 2015

10.18	Director Securities Purchase Agreement by and between Fogo de Chão, Inc. and Neil Moses dated February 6, 2015	Exhibit 10.17 of the Company’s Amendment No. 2 to Form S-1 filed June 8, 2015

10.19	Director Securities Purchase Agreement by and between Fogo de Chão, Inc. and Douglas R. Pendergast dated February 6, 2015	Exhibit 10.18 of the Company’s Amendment No. 2 to Form S-1 filed June 8, 2015

10.20	Credit Agreement, dated as of June 18, 2015, among Brasa (Holdings) Inc., as Borrower, Brasa (Purchaser) Inc., as Holdings, Wells Fargo Bank, National Association, as Administrative Agent and Swing Line Lender, Wells Fargo Bank, National Association and JPMorgan Chase Bank, N.A. as L/C Issuers and the other lenders party thereto	Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 30, 2015

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 9, 2018, and incorporated herein by reference.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 9, 2018, and incorporated herein by reference.

31.3	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.4	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 9, 2018.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 9, 2018.

101.INS	XBRL Instance Document	Furnished as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 9, 2018.

101.SCH	XBRL Taxonomy Extension Schema Document	Furnished as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 9, 2018.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 9, 2018.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Furnished as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 9, 2018.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Furnished as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 9, 2018.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 9, 2018.

#	Management contract or compensatory plan or arrangement.
*	Not deemed to be “filed” for purposes of section 18 of the Securities Exchange Act of 1934.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on May 1, 2018.

FOGO DE CHAO, INC.

By:	/s/ Lawrence J. Johnson
Lawrence J. Johnson
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Lawrence J. Johnson	Director and Chief Executive Officer	May 1, 2018
Lawrence J. Johnson	(Principal Executive Officer)

/s/ Anthony D. Laday	Chief Financial Officer	May 1, 2018
Anthony D. Laday	(Principal Financial Officer)

/s/ Stacy A. Murray	Vice President Accounting and Controller	May 1, 2018
Stacy A. Murray	(Principal Accounting Officer)

/s/ George Barry McGowan	President	May 1, 2018
George Barry McGowan

/s/ Eytan Tigay	Director	May 1, 2018
Eytan Tigay

/s/ Lucas Flynn	Director	May 1, 2018
Lucas Flynn